Form 10-Q
period 2021-09-30
AfterNext HealthTech Acquisition Corp.
filed 2021-11-03
CIK 1865975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At October 29, 2021, there were 25,000,000 Class A ordinary shares, $0.0001 par value per share, and 6,250,000 Class F ordinary shares, $0.0001 par value per share, issued and outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AfterNext HealthTech Acquisition Corp.

Condensed Balance Sheet

(unaudited)

September 30, 2021
Assets
Current assets:
Cash	$1,950,806
Prepaid expenses	840,511
Total current assets	2,791,317
Cash held in Trust Account	250,000,000
Total assets	$252,791,317
Liabilities and shareholders' deficit
Current liabilities:
Accrued expenses, formation and offering costs	$2,222,204
Derivative liabilities	15,846,421
Total current liabilities	$18,068,625
Deferred underwriting compensation	$8,750,000
Total liabilities	26,818,625
Commitments and contingencies
Class A ordinary shares subject to possible redemption; 25,000,000 shares at a redemption value of $10.00 per share	250,000,000
Shareholders' deficit:
Preferred shares, $0.0001 par value; 5,000,000 shares authorized, none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized, none issued or outstanding (excluding 25,000,000 shares subject to possible redemption)	—
Class F ordinary shares, $0.0001 par value; 50,000,000 shares authorized, 6,250,000 shares issued and outstanding	625
Additional paid-in capital	—
Accumulated deficit	(24,027,933)
Total shareholders' deficit	(24,027,308)
Total liabilities and shareholders' deficit	$252,791,317

The accompanying notes are an integral part of these condensed financial statements.

AfterNext HealthTech Acquisition Corp.

Condensed Statement of Operations

(unaudited)

	For the Three	For the Period from
	Months Ended	April 12, 2021 (inception)
	September 30, 2021	to September 30, 2021
Revenue	$—	$—
Expenses and formation costs	973,961	1,017,735
Change in fair value of derivative	(3,653,579)	(3,653,579)
Income from operations	2,679,618	2,635,844
Net income attributable to ordinary shares	$2,679,618	$2,635,844
Net income per ordinary share:
Class A ordinary shares - basic and diluted	$0.17	$0.28
Class F ordinary shares - basic and diluted	$0.04	$0.03
Weighted average ordinary shares outstanding:
Class A ordinary shares - basic and diluted	12,500,000	7,615,894
Class F ordinary shares - basic and diluted	12,836,277	15,635,348

The accompanying notes are an integral part of these condensed financial statements.

AfterNext HealthTech Acquisition Corp.

Condensed Statement of Changes in Shareholders’ Deficit

(unaudited)

	Preferred Shares		Class A Ordinary Shares		Class F Ordinary Shares		Additional	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance at April 12, 2021 (inception)	—	$—	—	$—	—	$—	$—	$—	$—
Sale of Class F ordinary shares to Sponsor on May 3, 2021 at $0.001 per share	—	—	—	—	20,000,000	2,000	23,000	—	25,000
Net loss attributable to ordinary shares	—	—	—	—	—	—	—	(43,774)	(43,774)
Balance at June 30, 2021	—	$—	—	$—	20,000,000	$2,000	$23,000	$(43,774)	$(18,774)
Class F shares forfeited by Sponsor on August 11, 2021	—	—	—	—	(12,812,500)	(1,281)	1,281	—	—
Class F shares forfeited by Sponsor on September 25, 2021	—	—	—	—	(937,500)	(94)	94	—	—
Adjustment to increase Class A ordinary shares subject to possible redemption to maximum redemption value as of September 30, 2021	—	—	—	—	—	—	(24,375)	(26,663,777)	(26,688,152)
Net income attributable to ordinary shares	—	—	—	—	—	—	—	2,679,618	2,679,618
Balance at September 30, 2021	—	$—	—	$—	6,250,000	$625	$—	$(24,027,933)	$(24,027,308)

The accompanying notes are an integral part of these condensed financial statements.

AfterNext HealthTech Acquisition Corp.

Condensed Statement of Cash Flows

(unaudited)

For the Period from
April 12, 2021 (inception)
to September 30, 2021
Cash flows from operating activities:
Net income attributable to ordinary shares	$2,635,844
Changes in operating assets and liabilities:
Prepaid expenses	(840,511)
Change in fair value of derivative liabilities	(3,653,579)
Accrued expenses and formation costs	2,208,833
Net cash provided by operating activities	350,587
Cash flows from investing activities:
Proceeds deposited into Trust Account	(250,000,000)
Net cash used in investing activities	(250,000,000)
Cash flows from financing activities:
Proceeds from sale of Class F ordinary shares to Sponsor	25,000
Proceeds from sale of Units in initial public offering	250,000,000
Proceeds from sale of Private Placement Warrants to Sponsor	7,000,000
Proceeds of notes payable from Sponsor	750,000
Payment of underwriting discounts	(5,000,000)
Payment of accrued offering costs	(424,781)
Repayment of notes payable to Sponsor	(750,000)
Net cash provided by financing activities	251,600,219
Net change in cash	1,950,806
Cash at beginning of period	—
Cash at end of period	$1,950,806
Supplemental disclosure of non-cash financing activities:
Accrued offering costs	$722,780
Deferred financing costs	$8,750,000

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

The Company was formed on April 12, 2021 and as of that date had not commenced operations. On May 3, 2021, the Company was funded with $25,000 for which it issued Founder Shares (as defined below). All activity for the period from April 12, 2021 (“Inception”) through September 30, 2021 relates to the Company’s formation, the initial public offering (“Public Offering”), which closed on August 16, 2021 (the “Close Date”), and the identification and evaluation of potential acquisition targets for a Business Combination. The Company will not generate operating revenues prior to the completion of the Business Combination and will generate non-operating income in the form of interest income on Permitted Investments (as defined below) from the proceeds derived from the Public Offering. The Company has selected December 31st as its fiscal year end.

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

Public Offering

The Company intends to finance a Business Combination with proceeds from its Public Offering of units (“Units”) consisting of one Class A ordinary share, $0.0001 par value, of the Company (“Class A ordinary shares”) and a fraction of one redeemable warrant, and proceeds from the sale of private placement warrants at $1.50 per warrant (“Private Placement Warrants”).

The Trust Account

Gross proceeds of $250,000,000 and $7,000,000 from the Public Offering and the sale of the Private Placement Warrants, respectively, less underwriting discounts of $5,000,000; and funds of $2,000,000 designated to pay the Company’s accrued formation and offering costs, ongoing administrative and acquisition search costs, plus repay notes payable of $750,000 to the Sponsor at the Close Date were placed in the Trust Account at the Close Date. Starting January 2022, the funds in the Trust Account may be invested only in specified U.S. government treasury bills with a maturity of 180 days or less and in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations (collectively “Permitted Investments”).

Funds will remain in the Trust Account except for the withdrawal of interest earned on the funds that may be released to the Company to pay taxes. The proceeds from the Public Offering and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of the Business Combination, (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend the amended and restated memorandum and articles of association to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete the Business Combination within 24 months from the close of the Public Offering and (iii) the redemption of all of the Company’s Public Shares if it is unable to complete the Business Combination within 24 months from the close of the Public Offering, subject to applicable law.

The remaining proceeds outside the Trust Account may be used to pay business, legal and accounting due diligence on prospective acquisitions, listing fees and continuing general and administrative expenses.

Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward consummating a Business Combination with (or acquisition of) a target business. Although we are not limited to, and may pursue targets in, any industry or geography, we intend to focus on industries that complement our sponsor’s and management team’s background in technology, healthcare and related areas. As used herein, the target business must be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the Company signing a definitive agreement.

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

The Company has 24 months from the closing date of the Public Offering to complete its Business Combination. If the Company does not complete a Business Combination within this period, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The initial shareholders and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the Business Combination within 24 months from the closing of the Public Offering. However, if the initial shareholders acquire Public Shares after the Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete the Business Combination within the allotted 24-month time period.

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

If the Company holds a shareholder vote or there is a tender offer for shares in connection with a Business Combination, a Public Shareholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes. As a result, such ordinary shares are recorded at their redemption amount and classified as temporary equity in accordance with ASC 480, “Distinguishing Liabilities from Equity.”

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position at September 30, 2021 and the results of operations and cash flows for the period presented.

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

Cash

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have any cash equivalents as of September 30, 2021.

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

Derivative Liabilities

The Company evaluated the Warrants (as defined below in Note 3 – Public Offering) and Private Placement Warrants (as defined below in Note 4 – Related Party Transactions) (collectively, “Warrant Securities”) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that the Warrant Securities could not be accounted for as components of equity. As the Warrant Securities meet the definition of a derivative in accordance with ASC 815, the Warrant Securities are recorded as derivative liabilities on the Consolidated Balance Sheet and measured at fair value at inception (the Close Date) and remeasured at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Statement of Operations in the period of change.

Key ranges of inputs for the valuation models used to calculate the fair value of the Warrant Securities were as follows,

September 30, 2021
Implied volatility	19%
Risk-free interest rate	1.12%
Instrument exercise price for one Class A ordinary share	$ 11.50
Expected term	5.8 years

Redeemable Ordinary Shares

All of the 25,000,000 Class A ordinary shares sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit.

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

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A “Expenses of Offering”. The Company incurred offering costs allocated to the Class A ordinary shares contained in the Units sold in connection with the Public Offering primarily consisting of accounting and legal services, securities registration expenses and exchange listing fees. Offering costs allocated to the issuance and sale of the Class A ordinary shares contained in the Units of $14,188,153 were charged to temporary equity, and offering costs of $709,408 allocated to the issuance and sale of the warrants included in the Units were expensed.

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period as calculated using the treasury stock method. As of September 30, 2021, the Company had outstanding Warrants and Private Placement

Warrants to purchase up to 13,000,000 Class A ordinary shares. The weighted average of these shares was excluded from the calculation of diluted net income per ordinary share since the exercise of these instruments is contingent upon the occurrence of future events. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share.

As of September 30, 2021, the Company had two classes of ordinary shares, Class A ordinary shares and Class F ordinary shares. For the three months ended September 30, 2021 and the period from Inception to September 30, 2021, earnings are shared pro rata between the two classes of ordinary shares as follows,

	For the Three Months Ended September 30, 2021		For the Period from April 12, 2021 (Inception) to September 30, 2021
	Class A	Class F	Class A	Class F
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$2,143,694	$535,924	$2,108,675	$527,169
Denominator:
Weighted average ordinary shares outstanding:	12,500,000	12,836,277	7,615,894	15,635,348
Basic and diluted net income per ordinary share	$0.17	$0.04	$0.28	$0.03

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

The Company’s Class F ordinary shares were issued subject to a performance condition, namely the occurrence of a Business Combination. This market condition is considered in determining the grant date fair value of these instruments using Monte Carlo simulation. Compensation expense related to the Class F ordinary shares is recognized only when the performance condition is probable of occurrence, or more specifically when a Business Combination is consummated. Therefore, no stock-based compensation expense has been recognized during the period from Inception to September 30, 2021.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

3. Public Offering

The registration statement for the Company’s initial public offering (“Public Offering”) was declared effective by the United States Securities and Exchange Commission on August 11, 2021. The Sponsor purchased an aggregate of 4,666,667 Private Placement Warrants at a purchase price of $1.50 per warrant, or $7,000,000 in the aggregate, in a private placement on the Close Date (the “Private Placement.”)

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

On August 6, 2021, the Sponsor transferred 40,000 Class F ordinary shares (Founder Shares) to each of the Company’s independent directors (together, with the Sponsor, the “Initial Shareholders”) at a purchase price of approximately $0.004 per share. On August 11, 2021, the Sponsor forfeited 12,812,500 Founder Shares for no consideration. On September 25, 2021, on the expiration of the underwriters’ over-allotment option, the Sponsor forfeited 937,500 Founder Shares for no consideration.

As of September 30, 2021, there were 6,250,000 Founder Shares outstanding.

The Founder Shares are identical to the Class A ordinary shares included in the Units being sold in the Public Offering except that:

•	only holders of the Founder Shares have the right to vote on the election of directors prior to the Business Combination;
•	the Founder Shares are subject to certain transfer restrictions, as described in more detail below;
•

the initial shareholders and the Company’s officers and directors entered into a letter agreement with the Company, pursuant to which they have agreed (i) to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of the Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the Business Combination within 24 months from the Public Offering. If the Company submits the Business Combination to the Public Shareholders for a vote, the initial shareholders have agreed, pursuant to such letter agreement, to vote their Founder Shares and any Public Shares purchased during or after the Public Offering in favor of the Business Combination; and

•

the Founder Shares are automatically convertible into Class A ordinary shares on the first business day following the completion of the Business Combination on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights.

Additionally, the Sponsor and initial shareholders agreed not to transfer, assign or sell any of its Founder Shares until the earlier of (i) one year after the completion of the Business Combination or (ii) subsequent to the Business Combination, if the last sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination or (iii) the date following the completion of the Business Combination on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Company’s Public Shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property (the “Lock Up Period”).

Private Placement Warrants

On the Close Date, the Sponsor purchased from the Company 4,666,667 Private Placement Warrants at a purchase price of $1.50 per warrant, or $7,000,000 in the aggregate. Each Private Placement Warrant entitles the holder to purchase one Class A ordinary share at $11.50 per share, subject to adjustment. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from the Public Offering to be held in the Trust Account. The Private Placement Warrants will not be redeemable by the Company so long as they are held by the Sponsor or its permitted transferees. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the warrants included in the Units being sold in the Public Offering. The Sponsor, or its permitted transferees, will have the option to exercise the Private Placement Warrants on a cashless basis. The Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of the Business Combination.

If the Company does not complete the Business Combination within 24 months from the closing of the Public Offering, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Company’s Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

Registration Rights

Holders of the Founder Shares and Private Placement Warrants will be entitled to registration rights pursuant to a registration rights agreement to be signed on or prior to the effective date of the Public Offering. The holders of these securities are entitled to make up to three demands that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to other registration statements filed by the Company subsequent to its completion of the Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that that Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable Lock Up Period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Indemnity

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a vendor (other than the Company’s independent auditors) for services rendered or products sold to the Company, or a prospective target business with which the Company discussed entering into a transaction agreement, reduces the amount of funds in the Trust Account to below (i) $10.00 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company has not independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believes that the Sponsor’s only assets are securities of the Company and, therefore, the Sponsor may not be able to satisfy those obligations. The Company has not asked the Sponsor to reserve for such eventuality as the Company believes the likelihood of the Sponsor having to indemnify the Trust Account is limited because the Company will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

Administrative Service Agreement

On the Close Date, the Company entered into an agreement to pay $50,000 a month for office space, administrative and support services to an affiliate of the Sponsor, and will terminate the agreement upon the earlier of a Business Combination or the liquidation of the Company. For both the three months ended September 30, 2021 and the period from Inception to September 30, 2021, the Company incurred expenses of $74,194 under this agreement.

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

5. Deferred Underwriting Compensation

The Company is committed to pay the Deferred Discount of 3.50% of the gross proceeds of the Public Offering, or $8,750,000, to the underwriters upon the Company’s completion of a Business Combination. The underwriters are not entitled to receive any of the interest earned on Trust Account funds that would be used to pay the Deferred Discount, and no Deferred Discount is payable to the underwriters if a Business Combination is not completed within 24 months after the Close Date.

6. Shareholder’s Equity

Class A Ordinary Shares

The Company is currently authorized to issue 500,000,000 Class A ordinary shares. Depending on the terms of a potential Business Combination, the Company may be required to increase the number of authorized Class A ordinary shares at the same time as its shareholders vote on the Business Combination to the extent the Company seeks shareholder approval in connection with its Business Combination. Holders of Class A ordinary shares are entitled to one vote for each share with the exception that only holders of Class F ordinary shares have the right to vote on the election of directors prior to the completion of a Business Combination, subject to adjustment as provided in the Company’s amended and restated memorandum and articles of association. At September 30, 2021, there were 25,000,000 Class A ordinary shares issued and outstanding, of which 25,000,000 shares were subject to possible redemption and were classified at their redemption value outside of shareholders’ equity at the balance sheet.

Founder Shares

The Company is currently authorized to issue 50,000,000 Class F ordinary shares. At September 30, 2021, there were 6,250,000 Class F ordinary shares (Founder Shares) issued and outstanding

Preferred Shares

The Company is authorized to issue 5,000,000 preferred shares. The Company’s board of directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors is able to, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At September 30, 2021, there were no preferred shares issued or outstanding.

Dividend Policy

The Company has not paid and does not intend to pay any cash dividends on its ordinary shares prior to the completion of the Business Combination. Additionally, the Company’s board of directors does not contemplate or anticipate declaring any stock dividends in the foreseeable future.

7. Fair Value Measurements

The following table presents information about the Company’s derivative liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	As of September 30, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrants	$—	$—	$10,161,094	$10,161,094
Private Placement Warrants	—	—	5,685,327	5,685,327
Total	$—	$—	$15,846,421	$15,846,421

The following table presents the changes in the fair value of the Company’s derivative liabilities that are measured at fair value for the period from Inception to September 30, 2021. The Company did not hold any derivative liabilities measured at fair value for the period from Inception to the Close Date.

	Warrants	Private Placement Warrants	Total
Liabilities:
Fair value when issued (Close Date)	$12,500,000	$7,000,000	$19,500,000
Change in fair value	(2,338,906)	(1,314,673)	(3,653,579)
Fair value at September 30, 2021	$10,161,094	$5,685,327	$15,846,421

The valuation methodology used in the determination of the fair value of financial instruments for which Level 3 inputs were used when issued and at September 30, 2021 was a market approach.

The following table summarizes the changes in the fair value of financial instruments for which the Company has used Level 3 inputs to determine fair value for the period from Inception to September 30, 2021. There were no transfers between fair value levels for any financial instruments for the period from Inception to September 30, 2021.

	Warrants	Private Placement Warrants	Total
Liabilities:
Fair value when issued (Close Date)	$12,500,000	$7,000,000	$19,500,000
Change in fair value	(2,338,906)	(1,314,673)	(3,653,579)
Fair value at September 30, 2021	$10,161,094	$5,685,327	$15,846,421

8. Subsequent Events

Effective November 2, 2021, the Company entered into a promissory in which the Sponsor committed to lending up to $7,000,000, if needed, to the Company to timely satisfy any of the Company’s financial obligations or debt service requirements through August 16, 2023, and further to defer any required repayment of existing loans, or any loans made during the period from the Close Date to August 16, 2023, until the earlier of the consummation of a Business Combination or August 16, 2023.

Management has performed an evaluation of subsequent events through the date of issuance of the financial statements, noting no subsequent events which require adjustment or disclosure.

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

At September 30, 2021, we held cash of $1,950,806 and current liabilities of $18,068,625. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

For the three months ended September 30, 2021 and the period from April 12, 2021 (“Inception”) to September 30, 2021, we earned net income of $2,679,618 and $2,635,844, respectively. Net income for the three months ended September 30, 2021 and the period from Inception to September 30, 2021 consisted primarily due to gains from changes in the fair value of derivative liabilities of $3,653,579 and $3,653,579, respectively, offset by professional expenses, formation and offering costs of $973,961 and $1,017,735, respectively. Our business activities from Inception to September 30, 2021 consisted primarily of costs associated with our formation and Public Offering, and. identifying and evaluating prospective acquisition targets for a Business Combination.

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

At September 30, 2021, we had cash of $1,950,806 and working capital of $569,113, excluding derivative liabilities.

Starting January 2022, the funds in the Trust Account may be invested only in specified U.S. government treasury bills with a maturity of 180 days or less and in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

Effective November 2, 2021, we entered into a promissory in which our Sponsor committed to lending us up to $7,000,000, if needed, to timely satisfy any of our financial obligations or debt service requirements through August 16, 2023, and further to defer any required repayment of existing loans, or any loans made during the period from the Close Date to August 16, 2023, until the earlier of the consummation of a Business Combination or August 16, 2023.

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

Contractual Obligations

At September 30, 2021, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On the Close Date, we entered into an administrative support agreement pursuant to which we have agreed to pay an affiliate of the Sponsor a total of $50,000 per month for office space, administrative and support services. Upon the earlier of the completion of the Business Combination or the Company’s liquidation, we will cease paying these monthly fees.

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

Offering Costs

We comply with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A “Expenses of Offering”. We incurred offering costs allocated to the Class A ordinary shares contained in the Units sold in connection with our Public Offering primarily consisting of accounting and legal services, securities registration expenses and exchange listing fees. Offering costs allocated to the issuance and sale of the Class A ordinary shares contained in the Units of $14,188,153 were charged to temporary equity, and offering costs of $709,408 allocated to the issuance and sale of the warrants included in the Units were expensed.

Derivative Liabilities

We evaluated our Warrants and Private Placement Warrants (collectively, “Warrant Securities”) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that the Warrant Securities could not be accounted for as components of equity. As the Warrant Securities meet the definition of a derivative in accordance with ASC 815, the Warrant Securities are recorded as derivative liabilities on the Consolidated Balance Sheet and measured at fair value at inception (the Close Date) and remeasured at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Statement of Operations in the period of change.

Redeemable Ordinary Shares

All of the 25,000,000 Class A ordinary shares sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with our liquidation if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to our second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within our control require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480.

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit.

Net Income Per Ordinary Share

We comply with accounting and disclosure requirements of Financial Accounting Standards Board (“FASB”) ASC Topic 260, “Earnings Per Share”. Net income per ordinary share is computed by dividing net income applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period, plus to the extent dilutive the incremental number of shares of ordinary shares to settle warrants, as calculated using the treasury stock method. As of September 30, 2021, we had outstanding Warrants and Private Placement Warrants to purchase up to 13,000,000 Class A ordinary shares. The weighted average of these shares was excluded from the calculation of diluted net income per ordinary share since the exercise of these instruments is contingent upon the occurrence of future events. As a result, diluted net income per ordinary share is the same as basic net loss per ordinary share.

We have two classes of ordinary shares, Class A ordinary shares and Class F ordinary shares. Earnings and losses are shared pro rata between the two classes of ordinary shares.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Principal Executive Officer and Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

On August 6, 2021, the Sponsor transferred 40,000 Class F ordinary shares to each of our independent directors (together, with the Sponsor, the Initial Shareholders) at a purchase price of approximately $0.004 per share.

On August 11, 2021, we forfeited 12,812,500 Founder Shares for no consideration.

On September 25, 2021, we forfeited 937,500 Founder Shares for no consideration.

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

10.3*

Administrative Services Agreement, dated August 11, 2021 between the Company and TPG Global, LLC (incorporated herein by reference to Exhibit 10.3 filed with the Company’s Quarterly Report on Form 10-Q filed by the Company on September 22, 2021 (File No. 001-40737)).

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

10.6*

Engagement Letter between the Registrant and TPG Capital BD, LLC (incorporated herein by reference to Exhibit 10.6 filed with the Company’s Quarterly Report on Form 10-Q filed by the Company on September 22, 2021 (File No. 001-40737)).

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

AFTERNEXT HEALTHTECH ACQUISITION CORP.

Date: November 3, 2021	By:	/s/ R. Halsey Wise
R. Halsey Wise
Chief Executive Officer

Date: November 3, 2021	By:	/s/ Martin Davidson
Martin Davidson
Chief Financial Officer (Principal Financial and Accounting Officer)