Form 10-Q
period 2022-03-31
AfterNext HealthTech Acquisition Corp.
filed 2022-05-05
CIK 1865975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

At April 29, 2022, there were 25,000,000 Class A ordinary shares, $0.0001 par value per share, and 6,250,000 Class F ordinary shares, $0.0001 par value per share, issued and outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AfterNext HealthTech Acquisition Corp.

Condensed Balance Sheet

(unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash	$1,522,555	$1,738,011
Prepaid expenses	616,707	754,204
Total current assets	2,139,262	2,492,215
Cash held in Trust Account	250,000,000	250,000,000
Total assets	$252,139,262	$252,492,215
Liabilities and shareholders' deficit
Current liabilities:
Accrued professional fees and other expenses	$255,190	$189,610
Note payable to Sponsor	2,000,000	2,000,000
Derivative liabilities	5,460,000	9,100,000
Total current liabilities	7,715,190	11,289,610
Deferred underwriting compensation	8,750,000	8,750,000
Total liabilities	16,465,190	20,039,610
Commitments and contingencies
Class A ordinary shares subject to possible redemption; 25,000,000 shares at March 31, 2022 and December 31, 2021 at a redemption value of $10.00 per share	250,000,000	250,000,000
Shareholders' deficit:
Preferred shares, $0.0001 par value; 5,000,000 shares authorized, none issued or outstanding at March 31, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized, none issued or outstanding (excluding 25,000,000 shares subject to possible redemption) at March 31, 2022 and December 31, 2021	—	—
Class F ordinary shares, $0.0001 par value; 50,000,000 shares authorized, 6,250,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	625	625
Additional paid-in capital	—	—
Accumulated deficit	(14,326,553)	(17,548,020)
Total shareholders' deficit	(14,325,928)	(17,547,395)
Total liabilities and shareholders' deficit	$252,139,262	$252,492,215

The accompanying notes are an integral part of these condensed financial statements.

AfterNext HealthTech Acquisition Corp.

Condensed Statement of Operations

(unaudited)

For the Three
Months Ended
March 31, 2022
Revenue	$—
Professional fees and other expenses	418,533
Change in fair value of derivatives	(3,640,000)
Income from operations	3,221,467
Net income attributable to ordinary shares	$3,221,467
Net income per ordinary share:
Class A ordinary shares - basic and diluted	$0.10
Class F ordinary shares - basic and diluted	$0.10
Weighted average ordinary shares outstanding:
Class A ordinary shares - basic and diluted	25,000,000
Class F ordinary shares - basic and diluted	6,250,000

The accompanying notes are an integral part of these condensed financial statements.

AfterNext HealthTech Acquisition Corp.

Condensed Statement of Changes in Shareholders’ Deficit

(unaudited)

	Preferred Shares		Class A Ordinary Shares		Class F Ordinary Shares		Additional	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance at December 31, 2021	—	$—	—	$—	6,250,000	$625	$—	$(17,548,020)	$(17,547,395)
Net income attributable to ordinary shares	—	—	—	—	—	—	—	3,221,467	3,221,467
Balance at March 31, 2022	—	$—	—	$—	6,250,000	$625	$—	$(14,326,553)	$(14,325,928)

The accompanying notes are an integral part of these condensed financial statements.

AfterNext HealthTech Acquisition Corp.

Condensed Statement of Cash Flows

(unaudited)

For the Three
Months Ended
March 31, 2022
Cash flows from operating activities:
Net income attributable to ordinary shares	$3,221,467
Changes in operating assets and liabilities:
Prepaid expenses	105,003
Change in fair value of derivative liabilities	(3,640,000)
Accrued expenses and formation costs	98,074
Net cash used in operating activities	(215,456)
Cash at beginning of period	1,738,011
Cash at end of period	$1,522,555

The accompanying notes are an integral part of these condensed financial statements.

AfterNext HealthTech Acquisition Corp.

Notes to Condensed Financial Statements

(unaudited)

1. Organization and Business Operations

Organization and General

AfterNext HealthTech Acquisition Corp. (the “Company”) was incorporated as a Cayman Islands exempted company on April 12, 2021. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

The Company was formed on April 12, 2021 and as of that date had not commenced operations. On May 3, 2021, the Company was funded with $25,000 for which it issued Founder Shares (as defined below). All activity for the period from April 12, 2021 (“Inception”) through March 31, 2022 relates to the Company’s formation, its initial public offering (“Public Offering”), which closed on August 16, 2021 (the “Close Date”), and the identification and evaluation of potential acquisition targets for a Business Combination. The Company will not generate operating revenues prior to the completion of the Business Combination and will generate non-operating income in the form of interest income on Permitted Investments (as defined below) from the proceeds derived from the Public Offering.

Sponsor

The Company’s sponsor is AfterNext HealthTech Sponsor, Series LLC, a Delaware series limited liability company (the “Sponsor”). On May 3, 2021, the Sponsor purchased an aggregate of 20,000,000 Class F ordinary shares (“Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.001 per share. Prior to the Sponsor’s initial investment in the Company of $25,000, the Company had no assets. The purchase price per share of the Founder Shares was determined by dividing the amount of cash contributed to the Company by the Sponsor by the number of Founder Shares issued by the Company.

Public Offering

The Company intends to finance a Business Combination with proceeds from its Public Offering of units (“Units”) at a price of $10.00 per Unit, each consisting of one Class A ordinary share, $0.0001 par value, of the Company (“Class A ordinary shares”) and one third of one redeemable warrant, and proceeds from the sale of private placement warrants at a price of $1.50 per warrant (“Private Placement Warrants”).

The Trust Account

Gross proceeds of $250,000,000 and $7,000,000 from the Public Offering and the sale of the Private Placement Warrants, respectively, less underwriting discounts of $5,000,000; and funds of $2,000,000 designated to pay the Company’s accrued formation and offering costs, ongoing administrative and acquisition search costs, plus repay notes payable of $750,000 to the Sponsor at the Close Date, were placed in the Trust Account at the Close Date. Starting January 2022, the funds in the Trust Account may be invested only in specified U.S. government treasury bills with a maturity of 180 days or less and in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations (collectively “Permitted Investments”).

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

Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward consummating a Business Combination with (or acquisition of) a target business. Although the Company is not limited to, and may pursue targets in, any industry or geography, we intend to focus on industries that complement the Sponsor’s and management team’s background in technology, healthcare and related areas. As used herein, the target business must be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the Company signing a definitive agreement.

After signing a definitive agreement for a Business Combination, the Company will provide the holders of the public shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Class A ordinary shares either (i) in connection with a shareholder meeting to approve the Business Combination or (ii) by means of a tender offer. Each Public Shareholder may elect to redeem their shares irrespective of whether they vote for or against the Business Combination at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes, divided by the number of then outstanding Public Shares, subject to the limitations described herein. The amount in the Trust Account is initially anticipated to be approximately $10.00 per Public Share. The per-share amount the Company will distribute to investors who properly redeem their shares will not be reduced by any deferred underwriting commissions payable to underwriters. The decision as to whether the Company will seek shareholder approval of the Business Combination or will allow shareholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek shareholder approval under the law or stock exchange listing requirements. If the Company seeks shareholder approval, it will complete its Business Combination only if a majority of the outstanding Class A ordinary shares voted are voted in favor of the Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, after payment of the deferred underwriting commission. In such an instance, the Company would not proceed with the redemption of its Public Shares and the related Business Combination, and instead may search for an alternate Business Combination.

The Company has 24 months from the Close Date to complete its Business Combination. If the Company does not complete a Business Combination within this period, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The initial shareholders and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the Business Combination within 24 months from the closing of the Public Offering. However, if the initial shareholders acquire Public Shares after the Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete the Business Combination within the allotted 24-month time period.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position at March 31, 2022 and the results of operations and cash flows for the period presented.

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

Cash

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have any cash equivalents as of March 31, 2022.

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

Level 2 - Pricing inputs are other than quoted prices included within Level 1 that are observable for the investment, either directly or indirectly. Level 2 pricing inputs include quoted prices for similar investments in active markets, quoted prices for identical or similar investments in markets that are not active, inputs other than quoted prices that are observable for the investment, and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

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

Key inputs for the valuation models used to calculate the fair value of the Warrant Securities were as follows,

	March 31, 2022	December 31, 2021
Implied volatility	6.50%	12.00%
Risk-free interest rate	2.39%	1.30%
Instrument exercise price for one Class A ordinary share	$ 11.50	$ 11.50
Expected term	5.5 years	5.6 years

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

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of the Financial Accounting Standards Board (“FASB”) ASC Topic 260, “Earnings Per Share”. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period as calculated using the treasury stock method. As of March 31, 2022, the Company had outstanding warrants and Private Placement Warrants to purchase up to 13,000,000 Class A ordinary shares. The weighted average of these shares was excluded from the calculation of diluted net income per ordinary share since the exercise of these instruments is contingent upon the occurrence of future events. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share.

As of March 31, 2022, the Company had two classes of ordinary shares, Class A ordinary shares and Class F ordinary shares. For the three months ended March 31, 2022, earnings are shared pro rata between the two classes of ordinary shares as follows,

	For the Three Months Ended March 31, 2022
	Class A	Class F
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$2,577,174	$644,293
Denominator:
Weighted average ordinary shares outstanding:	25,000,000	6,250,000
Basic and diluted net income per ordinary share	$0.10	$0.10

Stock-Based Compensation Expense

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

The Company’s Class F ordinary shares were issued subject to a performance condition, namely the occurrence of a Business Combination. This market condition is considered in determining the grant date fair value of these instruments using Monte Carlo simulation. Compensation expense related to the Class F ordinary shares is recognized only when the performance condition is probable of occurrence, or more specifically when a Business Combination is consummated. Therefore, no stock-based compensation expense has been recognized during the three months ended March 31, 2022.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40) (“ASU 2020-06”). ASU 2020 06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification  initiative, which aims to reduce unnecessary complexity in U.S. GAAP. The ASU’s amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. The Company's adoption of ASU 2020-06 on January 1, 2022 did not have a material impact on the Company's condensed financial statements.

3. Public Offering

The registration statement for the Company’s Public Offering was declared effective by the United States Securities and Exchange Commission on August 11, 2021. The Sponsor purchased an aggregate of 4,666,667 Private Placement Warrants at a purchase price of $1.50 per warrant, or $7,000,000 in the aggregate, in a private placement on the Close Date (the “Private Placement.”)

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

On August 6, 2021, the Sponsor transferred 40,000 Founder Shares to each of the Company’s independent directors (together, with the Sponsor, the “Initial Shareholders”) at a purchase price of approximately $0.004 per share. On August 11, 2021, the Sponsor forfeited 12,812,500 Founder Shares for no consideration. On September 25, 2021, on the expiration of the underwriters’ over-allotment option, the Sponsor forfeited 937,500 Founder Shares for no consideration.

As of March 31, 2022, there were 6,250,000 Founder Shares outstanding.

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

On November 5, 2021 the Company’s Sponsor loaned the Company $2,000,000 under the November 2, 2021 unsecured promissory note discussed below under “Commitment Letter”. The note is non-interest bearing. The funds are intended for operating costs and expenses associated with the search for a Business Combination.

Administrative Service Agreement

On the Close Date, the Company entered into an agreement to pay $50,000 a month for office space, administrative and support services to an affiliate of the Sponsor, and will terminate the agreement upon the earlier of a Business Combination or the liquidation of the Company. For the three months ended March 31, 2022, the Company incurred expenses of $150,000 under this agreement.

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

At March 31, 2022 and December 31, 2021, the balance of funds held in the Trust Account was $250,000,000.

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

7. Shareholder’s Deficit

Class A Ordinary Shares

The Company is currently authorized to issue 500,000,000 Class A ordinary shares. Depending on the terms of a potential Business Combination, the Company may be required to increase the number of authorized Class A ordinary shares at the same time as its shareholders vote on the Business Combination to the extent the Company seeks shareholder approval in connection with its Business Combination. Holders of Class A ordinary shares are entitled to one vote for each share with the exception that only holders of Class F ordinary shares have the right to vote on the election of directors prior to the completion of a Business Combination, subject to adjustment as provided in the Company’s amended and restated memorandum and articles of association. At each of March 31, 2022 and December 31, 2021, there were 25,000,000 Class A ordinary shares issued and outstanding, of which 25,000,000 shares were subject to possible redemption and were classified at their redemption value outside of shareholders’ deficit at the balance sheet.

Founder Shares

The Company is currently authorized to issue 50,000,000 Class F ordinary shares. At each of March 31, 2022 and December 31, 2021, there were 6,250,000 Class F ordinary shares (Founder Shares) issued and outstanding

Preferred Shares

The Company is authorized to issue 5,000,000 preferred shares. The Company’s board of directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors is able to, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At each of March 31, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.

Dividend Policy

The Company has not paid and does not intend to pay any cash dividends on its ordinary shares prior to the completion of the Business Combination. Additionally, the Company’s board of directors does not contemplate or anticipate declaring any stock dividends in the foreseeable future.

8. Fair Value Measurements

The following table presents information about the Company’s derivative liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	As of March 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrants	$3,500,000	$—	$—	$3,500,000
Private Placement Warrants	—	1,960,000	—	1,960,000
Total	$3,500,000	$1,960,000	$—	$5,460,000

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrants	$5,833,333	$—	$—	$5,833,333
Private Placement Warrants	—	3,266,667	—	3,266,667
Total	$5,833,333	$3,266,667	$—	$9,100,000

The following table presents the changes in the fair value of the Company’s derivative liabilities that are measured at fair value for the period from Inception to September 30, 2021. The Company did not hold any derivative liabilities measured at fair value for the period from Inception to the Close Date.

	Warrants	Private Placement Warrants	Total
Liabilities:
Fair value at December 31, 2021	$5,833,333	$3,266,667	$9,100,000
Change in fair value	(2,333,333)	(1,306,667)	(3,640,000)
Fair value at March 31, 2022	$3,500,000	$1,960,000	$5,460,000

The Company did not hold any Level 3 financial instruments as of March 31, 2022 and December 31, 2021, or during the three months ended March 31, 2022.

9. Subsequent Events

On April 6, 2022, the Company invested all cash held in the Trust Account in Permitted Investments.

Management has performed an evaluation of subsequent events through the date of issuance of the condensed financial statements, noting no subsequent events which require adjustment or disclosure.

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

At March 31, 2022, we held cash of $1,522,555 and current liabilities of $7,715,190. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

For the three months ended March 31, 2022, we earned net income of $3,221,467. Net income consisted primarily of gains from changes in the fair value of derivative liabilities of $3,640,000, offset by professional expenses of $418,533. Our business activities for the three months ended March 31, 2022 consisted primarily of identifying and evaluating prospective acquisition targets for a Business Combination.

Liquidity and Capital Resources

Prior to the closing of the Public Offering, our only sources of liquidity were an initial sale of Class F ordinary shares (the “Founder Shares”) to our sponsor, AfterNext HealthTech Sponsor, Series LLC, a Delaware series limited liability company (the “Sponsor”), for an aggregate purchase price of $25,000, and the proceeds of a promissory note (the “Note”) from the Sponsor, in the amount of $750,000.

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

At March 31, 2022, we had cash of $1,522,555 and negative working capital of $115,928, excluding derivative liabilities.

On April 6, 2022 , the funds in the Trust Account were invested in specified U.S. government treasury bills with a maturity of 180 days or less and in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

On November 5, 2021, we borrowed $2,000,000 under an unsecured promissory note from our Sponsor to fund our operating costs and expenses associated with the search for a Business Combination. The note is non-interest bearing. We are able to borrow up to an additional $5,000,000 on the unsecured promissory note.

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

Contractual Obligations

At March 31, 2022, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On the Close Date, we entered into an administrative support agreement pursuant to which we have agreed to pay an affiliate of the Sponsor a total of $50,000 per month for office space, administrative and support services. Upon the earlier of the completion of the Business Combination or the Company’s liquidation, we will cease paying these monthly fees.

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

Net Income Per Ordinary Share

We comply with accounting and disclosure requirements of Financial Accounting Standards Board (“FASB”) ASC Topic 260, “Earnings Per Share”. Net income per ordinary share is computed by dividing net income applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period, plus to the extent dilutive the incremental number of shares of ordinary shares to settle warrants, as calculated using the treasury stock method. As of March 31, 2022, we had outstanding Warrants and Private Placement Warrants to purchase up to 13,000,000 Class A ordinary shares. The weighted average of these shares was excluded from the calculation of diluted net income per ordinary share since the exercise of these instruments is contingent upon the occurrence of future events. As a result, diluted net income per ordinary share is the same as basic net loss per ordinary share.

We have two classes of ordinary shares, Class A ordinary shares and Class F ordinary shares. Earnings and losses are shared pro rata between the two classes of ordinary shares.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40) (“ASU 2020-06”). ASU 2020 06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification  initiative, which aims to reduce unnecessary complexity in U.S. GAAP. The ASU’s amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. The Company's adoption of ASU 2020-06 on January 1, 2022 did not have a material impact on the Company's condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

To date, our efforts have been limited to organizational activities, activities relating to the Public Offering and the identification and evaluation of prospective acquisition targets for a Business Combination. We have neither engaged in any operations nor generated any revenues. As the net proceeds from our Public Offering and the sale of the Private Placement Warrants held in the Trust Account have not been invested, we do not believe we have any material exposure to interest rate risk.

We have not engaged in any hedging activities since our Inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Principal Executive Officer and Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report are any of the risks disclosed in our Annual Report on Form 10-K, which was filed with the SEC on February 9, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

The information presented below updates, and should be read in conjunction with, the risk factors disclosed in our Annual Report on Form 10-K, which was filed with the SEC on February 9, 2022.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our Business Combination and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on the business, investments and results of our operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our Business Combination and results of operations.

On March 30, 2022, the SEC issued proposed rules (the “2022 Proposed Rules”) relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act. The 2022 Proposed Rules, if adopted, whether in the form proposed or in revised form, and certain positions and legal conclusions expressed by the SEC in connection with the 2022 Proposed Rules may materially adversely affect our ability to negotiate and complete our Business Combination and may increase the costs and time related thereto.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our Business Combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments,

•	restrictions on the issuance of securities, and

•	restrictions on the enforceability of agreements entered into by us, each of which may make it difficult for us to complete our Business Combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company with the SEC (which may be impractical and would require significant changes in, among other things, our capital structure);

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets

(exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete a Business Combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

The 2022 Proposed Rule under the Investment Company Act would provide a safe harbor for SPACs from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The duration component of the proposed safe harbor rule would require a SPAC to file a Current Report on Form 8-K with the SEC announcing that it has entered into an agreement with the target company (or companies) to engage in an initial business combination no later than 18 months after the effective date of the SPAC’s registration statement for its initial public offering. The SPAC would then be required to complete its initial business combination no later than 24 months after the effective date of its registration statement for its initial public offering. Although the 2022 Proposed Rules, including the proposed safe harbor rule, have not yet been adopted, there is substantial uncertainty regarding the applicability of the Investment Company Act to a SPAC that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule or otherwise falls outside of the other provisions of the safe harbor.

We do not believe that our principal activities currently make us an investment company subject to the Investment Company Act. The proceeds held in the Trust Account have been invested by the trustee only in U.S. government treasury bills with a maturity of 180 days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the proceeds have been held in a non-interest-bearing account until recently, we believe we are not an investment company. Although the 2022 Proposed Rules, including the proposed safe harbor rule, have not yet been adopted, and one or more elements of the 2022 Proposed Rules, including the proposed safe harbor rule, may not be adopted or may be adopted in a revised form, we do not have an agreement in place with a target for a Business Combination. Accordingly, we may not be able to complete our Business Combination within the 24-month period. If the 2022 Proposed Rules are adopted as proposed or in similar form, therefore, we may fall outside of the proposed safe harbor and the SEC could deem us to be subject to regulation as an investment company for purposes of the Investment Company Act. Nevertheless, we intend to comply with the terms of the proposed safe harbor rule, including the duration component of that rule. As a result, we do not believe that the SEC would deem us to be an investment company for purposes of the Investment Company Act. However, if we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate a Business Combination. If we are unable to complete our Business Combination within the required period, we will redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, subject to certain adjustments. In such an event, our public shareholders may receive less than $10.00 per share upon such a distribution and our redeemable warrants will expire worthless.

Our search for a Business Combination, and any target business with which we may ultimately consummate a Business Combination, may be materially adversely affected by the geopolitical conditions resulting from the recent invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.

United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the recent invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a Business Combination and any target business with which we may ultimately consummate a Business Combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our Annual Report on Form 10-K. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we may ultimately consummate a Business Combination, may be materially adversely affected.

In addition, the recent invasion of Ukraine by Russia, and the impact of sanctions against Russia and the potential for retaliatory acts from Russia, could result in increased cyber-attacks against U.S. companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales

On May 3, 2021, our Sponsor purchased 20,000,000 of our Class F ordinary shares for an aggregate purchase price of $25,000, or approximately $0.001 per share. Prior to the Sponsor’s initial investment in us of $25,000, we had no assets.

On August 6, 2021, our Sponsor transferred 40,000 Class F ordinary shares to each of our independent directors (together, with the Sponsor, the Initial Shareholders) at a purchase price of approximately $0.004 per share.

On August 11, 2021, we forfeited 12,812,500 Founder Shares for no consideration.

On September 25, 2021, we forfeited 937,500 Founder Shares for no consideration.

At March 31, 2022, our Sponsor held a total of 6,250,000 Class F ordinary shares (Founder Shares).

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

Net proceeds of $250,000,000 from the Public Offering and the sale of the Private Placement Warrants, including deferred underwriting discounts of $8,750,000, were deposited into the Trust Account on the Close Date. We paid $5,000,000 in underwriting discounts and incurred offering costs of $1,147,561 related to the Public Offering. In addition, the Underwriters agreed to defer $8,750,000 in underwriting discounts, which amount will be payable when and if a Business Combination is consummated. We also repaid $750,000 in non-interest bearing loans made to us by our Sponsor to cover expenses related to the Public Offering. No payments were made by us to directors, officers or persons owning ten percent or more of our Class A ordinary shares or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from the Public Offering as described in our Annual Report on Form 10-K, which was filed with the SEC on February 9, 2022.

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

AFTERNEXT HEALTHTECH ACQUISITION CORP.

Date: May 5, 2022	By:	/s/ R. Halsey Wise
R. Halsey Wise
Chief Executive Officer

Date: May 5, 2022	By:	/s/ Martin Davidson
Martin Davidson
Chief Financial Officer (Principal Financial and Accounting Officer)