Form 10-Q
period 2022-06-30
AfterNext HealthTech Acquisition Corp.
filed 2022-08-04
CIK 1865975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

At July 29, 2022, there were 25,000,000 Class A ordinary shares, $0.0001 par value per share, and 6,250,000 Class F ordinary shares, $0.0001 par value per share, issued and outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AfterNext HealthTech Acquisition Corp.

Condensed Balance Sheet

(unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash	$1,166,141	$1,738,011
Prepaid expenses	584,837	754,204
Total current assets	1,750,978	2,492,215
Investments held in Trust Account	250,346,962	250,000,000
Total assets	$252,097,940	$252,492,215
Liabilities and shareholders' deficit
Current liabilities:
Accrued professional fees and other expenses	$210,246	$189,610
Note payable to Sponsor	2,000,000	2,000,000
Derivative liabilities	2,470,000	9,100,000
Total current liabilities	4,680,246	11,289,610
Deferred underwriting compensation	8,750,000	8,750,000
Total liabilities	13,430,246	20,039,610
Commitments and contingencies
Class A ordinary shares subject to possible redemption; 25,000,000 shares at June 30, 2022 and December 31, 2021 at a redemption value of $10.01 and $10.00 per share, respectively	250,346,962	250,000,000
Shareholders' deficit:
Preferred shares, $0.0001 par value; 5,000,000 shares authorized, none issued or outstanding at June 30, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized, none issued or outstanding (excluding 25,000,000 shares subject to possible redemption) at June 30, 2022 and December 31, 2021	—	—
Class F ordinary shares, $0.0001 par value; 50,000,000 shares authorized, 6,250,000 shares issued and outstanding at June 30, 2022 and December 31, 2021	625	625
Additional paid-in capital	—	—
Accumulated deficit	(11,679,893)	(17,548,020)
Total shareholders' deficit	(11,679,268)	(17,547,395)
Total liabilities and shareholders' deficit	$252,097,940	$252,492,215

The accompanying notes are an integral part of these condensed financial statements.

AfterNext HealthTech Acquisition Corp.

Condensed Statement of Operations

(unaudited)

		For the Period		For the Period
	For the Three	from April 12, 2021	For the Six	from April 12, 2021
	Months Ended	(inception)	Months Ended	(inception)
	June 30, 2022	to June 30, 2021	June 30, 2022	to June 30, 2021
Revenue	$—	$—	$—	$—
Professional fees and other expenses	343,340	43,774	761,873	43,774
Change in fair value of derivatives	(2,990,000)	—	(6,630,000)	—
Income (loss) from operations	2,646,660	(43,774)	5,868,127	(43,774)
Interest income	346,962	—	346,962	—
Net income (loss) attributable to ordinary shares	$2,993,622	$(43,774)	$6,215,089	$(43,774)
Net income (loss) per ordinary share:
Class A ordinary shares - basic and diluted	$0.10	$—	$0.20	$—
Class F ordinary shares - basic and diluted	$0.04	$(0.00)	$0.14	$(0.00)
Weighted average ordinary shares outstanding:
Class A ordinary shares - basic and diluted	25,000,000	—	25,000,000	—
Class F ordinary shares - basic and diluted	6,250,000	14,750,000	6,250,000	14,750,000

The accompanying notes are an integral part of these condensed financial statements.

AfterNext HealthTech Acquisition Corp.

Condensed Statement of Changes in Shareholders’ Deficit

(unaudited)

	Preferred Shares		Class A Ordinary Shares		Class F Ordinary Shares		Additional	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance at April 12, 2021 (inception)	—	$—	—	$—	—	$—	$—	$—	$—
Sales of Class F ordinary shares to Sponsor on May 3, 2021 at $0.001 per share	—	—	—	—	20,000,000	2,000	23,000	—	25,000
Net loss attributable to ordinary shares	—	$—	—	$—	—	$—	$—	$(43,774)	(43,774)
Balance at June 30, 2021	—	$—	—	$—	20,000,000	$2,000	$23,000	$(43,774)	$(18,774)

	Preferred Shares		Class A Ordinary Shares		Class F Ordinary Shares		Additional	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance at December 31, 2021	—	$—	—	$—	6,250,000	$625	$—	$(17,548,020)	$(17,547,395)
Net income attributable to ordinary shares	—	—	—	—	—	—	—	3,221,467	3,221,467
Balance at March 31, 2022	—	$—	—	$—	6,250,000	$625	$—	$(14,326,553)	$(14,325,928)
Adjustment to increase Class A ordinary shares subject to possible redemption to maximum redemption value as of June 30, 2022	—	—	—	—	—	—	—	(346,962)	(346,962)
Net income attributable to ordinary shares	—	—	—	—	—	—	—	2,993,622	2,993,622
Balance at June 30, 2022	—	$—	—	$—	6,250,000	$625	$—	$(11,679,893)	$(11,679,268)

The accompanying notes are an integral part of these condensed financial statements.

AfterNext HealthTech Acquisition Corp.

Condensed Statement of Cash Flows

(unaudited)

	For the Six	For the Period from
	Months Ended	April 12, 2021 (inception)
	June 30, 2022	to June 30, 2021
Cash flows from operating activities:
Net income attributable to ordinary shares	$6,215,089	$(43,774)
Changes in operating assets and liabilities:
Prepaid expenses	169,367	(405,171)
Change in fair value of derivative liabilities	(6,630,000)	—
Accrued expenses and formation costs	20,636	448,945
Interest on investments held in Trust Account	(346,962)	—
Net cash provided by (used in) operating activities	(571,870)	—
Cash flows from operating activities:
Proceeds from sale of Class F ordinary shares to Sponsor	—	25,000
Net cash provided by financing activities	—	25,000
Net change in cash	(571,870)	25,000
Cash at beginning of period	1,738,011	—
Cash at end of period	$1,166,141	$25,000

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

The Company was formed on April 12, 2021 and as of that date had not commenced operations. On May 3, 2021, the Company was funded with $25,000 for which it issued Founder Shares (as defined below). All activity for the period from April 12, 2021 (“Inception”) through June 30, 2022 relates to the Company’s formation, its initial public offering (“Public Offering”), which closed on August 16, 2021 (the “Close Date”), and the identification and evaluation of potential acquisition targets for a Business Combination. The Company will not generate operating revenues prior to the completion of the Business Combination and will generate non-operating income in the form of interest income on Permitted Investments (as defined below) from the proceeds derived from the Public Offering.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position at June 30, 2022 and the results of operations and cash flows for the period presented. Certain reclassifications of prior period financial statements have been made to conform to current reporting practices.

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

Cash

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have any cash equivalents as of June 30, 2022.

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

Key inputs for the valuation models used to calculate the fair value of the Warrant Securities were as follows,

	June 30, 2022	December 31, 2021
Implied volatility	1.20%	12.00%
Risk-free interest rate	2.98%	1.30%
Instrument exercise price for one Class A ordinary share	$11.50	$11.50
Expected term	6.1 years	5.6 years

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

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of the Financial Accounting Standards Board (“FASB”) ASC Topic 260, “Earnings Per Share”. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period as calculated using the treasury stock method. As of June 30, 2022, the

Company had outstanding warrants and Private Placement Warrants to purchase up to 13,000,000 Class A ordinary shares. The weighted average of these shares was excluded from the calculation of diluted net income per ordinary share since the exercise of these instruments is contingent upon the occurrence of future events. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share.

As of June 30, 2022 and 2021, the Company had two classes of ordinary shares, Class A ordinary shares and Class F ordinary shares. As of June 30, 2021 there were no Class A shares issued or outstanding. For the three and six months ended June 30, 2022, the three months ended June 30, 2022 and for the period from Inception to June 30, 2021, earnings are shared pro rata between the two classes of ordinary shares as follows:

	For the Three Months Ended June 30, 2022		For the Period from April 12, 2021 (inception) to June 30, 2021
	Class A	Class F	Class A	Class F
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$2,394,898	$598,724	$—	$(43,774)
Accretion of Class A ordinary shares subject to possible redemption	—	(346,962)	—	—
	$2,394,898	$251,762	$—	$—
Denominator:
Weighted average ordinary shares outstanding:	25,000,000	6,250,000	—	14,750,000
Basic and diluted net income per ordinary share	$0.10	$0.04	$—	$(0.00)

	For the Six Months Ended June 30, 2022		For the Period from April 12, 2021 (inception) to June 30, 2021
	Class A	Class F	Class A	Class F
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$4,972,071	$1,243,018	$—	$(43,774)
Accretion of Class A ordinary shares subject to possible redemption	—	(346,962)	—	—
	$4,972,071	$896,056	$—	$—
Denominator:
Weighted average ordinary shares outstanding:	25,000,000	6,250,000	—	14,750,000
Basic and diluted net income per ordinary share	$0.20	$0.14	$—	$(0.00)

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

The Company’s Class F ordinary shares were issued subject to a performance condition, namely the occurrence of a Business Combination. This market condition is considered in determining the grant date fair value of these instruments using Monte Carlo simulation. Compensation expense related to the Class F ordinary shares is recognized only when the performance condition is probable of occurrence, or more specifically when a Business Combination is consummated. Therefore, no stock-based compensation expense has been recognized during the three and six months ended June 30, 2022.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

As of June 30, 2022, there were 6,250,000 Founder Shares outstanding.

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

Administrative Service Agreement

On the Close Date, the Company entered into an agreement to pay $50,000 a month for office space, administrative and support services to an affiliate of the Sponsor, and will terminate the agreement upon the earlier of a Business Combination or the liquidation of the Company. For the three and six months ended June 30, 2022, the Company incurred expenses of $150,000 and $300,000, respectively under this agreement.

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

5. Investments Held in Trust Account

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

At June 30, 2022 and December 31, 2021, the balance of funds held in the Trust Account was $250,346,962 and $250,000,000. respectively.

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

7. Shareholder’s Deficit

Class A Ordinary Shares

The Company is currently authorized to issue 500,000,000 Class A ordinary shares. Depending on the terms of a potential Business Combination, the Company may be required to increase the number of authorized Class A ordinary shares at the same time as its shareholders vote on the Business Combination to the extent the Company seeks shareholder approval in connection with its Business Combination. Holders of Class A ordinary shares are entitled to one vote for each share with the exception that only holders of Class F ordinary shares have the right to vote on the election of directors prior to the completion of a Business Combination, subject to adjustment as provided in the Company’s amended and restated memorandum and articles of association. At each of June 30, 2022 and December 31, 2021, there were 25,000,000 Class A ordinary shares issued and outstanding, of which 25,000,000 shares were subject to possible redemption and were classified at their redemption value outside of shareholders’ deficit at the balance sheet.

Founder Shares

The Company is currently authorized to issue 50,000,000 Class F ordinary shares. At each of June 30, 2022 and December 31, 2021, there were 6,250,000 Class F ordinary shares (Founder Shares) issued and outstanding

Preferred Shares

The Company is authorized to issue 5,000,000 preferred shares. The Company’s board of directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors is able to, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At each of June 30, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.

Dividend Policy

The Company has not paid and does not intend to pay any cash dividends on its ordinary shares prior to the completion of the Business Combination. Additionally, the Company’s board of directors does not contemplate or anticipate declaring any stock dividends in the foreseeable future.

8. Fair Value Measurements

The following table presents information about the Company’s derivative liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	As of June 30, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrants	$1,583,333	$—	$—	$1,583,333
Private Placement Warrants	—	886,667	—	886,667
Total	$1,583,333	$886,667	$—	$2,470,000

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrants	$5,833,333	$—	$—	$5,833,333
Private Placement Warrants	—	3,266,667	—	3,266,667
Total	$5,833,333	$3,266,667	$—	$9,100,000

The following table presents the changes in the fair value of the Company’s derivative liabilities that are measured at fair value for the three and six months ended June 30, 2022. The Company did not hold any derivative liabilities for the period from Inception to June 30, 2021.

	Warrants	Private Placement Warrants	Total
Liabilities:
Fair value at March 31, 2022	$3,500,000	$1,960,000	$5,460,000
Change in fair value	(1,916,667)	(1,073,333)	(2,990,000)
Fair value at June 30, 2022	$1,583,333	$886,667	$2,470,000

Liabilities:
Fair value at December 31, 2021	$5,833,333	$3,266,667	$9,100,000
Change in fair value	(4,250,000)	(2,380,000)	(6,630,000)
Fair value at June 30, 2022	$1,583,333	$886,667	$2,470,000

The Company does not hold any Level 3 financial instruments as of June 30, 2022 and December 31, 2021, or during the three and six months ended June 30, 2022 and the period from Inception to June 30, 2021.

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

At June 30, 2022, we held cash of $1,166,141 and current liabilities of $4,680,246. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

For the three months ended June 30, 2022 and the period from Inception to June 30, 2021, we earned net income of $2,993,622 and incurred net loss of $43,774, respectively. For the three months ended June 30, 2022 net income consisted primarily of gains from changes in the fair value of derivative liabilities of $2,990,000 and interest income of $346,962, offset by professional expenses of $343,340. For the period from Inception to June 30, 2021 net loss consisted of professional expenses of $43,774 associated with our formation and preparation for our Public Offering.

For the six months ended June 30, 2022 and the period from Inception to June 30, 2021, we earned net income of $6,215,089 and incurred net loss of $43,774, respectively. For the six months ended June 30, 2022 net income consisted primarily of gains from changes in the fair value of derivative liabilities of $6,630,000 and interest income of $346,962, offset by professional expenses of $761,873. For the period from Inception to June 30, 2021 net loss consisted of professional expenses of $43,774 associated with our formation and preparation for our Public Offering.

We anticipate that changes to the fair value of our derivative instruments, consisting of certain of our warrants exercisable for our Class A ordinary shares, may fluctuate significantly in future quarters, but these fluctuations do not impact our cash flows. Our business activities since our Public Offering have consisted solely of identifying and evaluating prospective acquisition targets for a Business Combination.

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

At June 30, 2022, we had cash of $1,166,141 and negative working capital of $459,268, excluding derivative liabilities.

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

Contractual Obligations

At June 30, 2022, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On the Close Date, we entered into an administrative support agreement pursuant to which we have agreed to pay an affiliate of the Sponsor a total of $50,000 per month for office space, administrative and support services. Upon the earlier of the completion of the Business Combination or the Company’s liquidation, we will cease paying these monthly fees.

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

Net Income Per Ordinary Share

We comply with accounting and disclosure requirements of Financial Accounting Standards Board (“FASB”) ASC Topic 260, “Earnings Per Share”. Net income per ordinary share is computed by dividing net income applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period, plus to the extent dilutive the incremental number of shares of ordinary shares to settle warrants, as calculated using the treasury stock method. As of June 30, 2022, we had outstanding Warrants and Private Placement Warrants to purchase up to 13,000,000 Class A ordinary shares. The weighted average of these shares was excluded from the calculation of diluted net income per ordinary share since the exercise of these instruments is contingent upon the occurrence of future events. As a result, diluted net income per ordinary share is the same as basic net loss per ordinary share.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Principal Executive Officer and Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

At June 30, 2022, our Sponsor held a total of 6,250,000 Class F ordinary shares (Founder Shares).

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

AFTERNEXT HEALTHTECH ACQUISITION CORP.

Date: August 4, 2022	By:	/s/ R. Halsey Wise
R. Halsey Wise
Chief Executive Officer

Date: August 4, 2022	By:	/s/ Martin Davidson
Martin Davidson
Chief Financial Officer (Principal Financial and Accounting Officer)