Form 10-Q
period 2022-09-30
AfterNext HealthTech Acquisition Corp.
filed 2022-11-01
CIK 1865975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

At October 28, 2022, there were 25,000,000 Class A ordinary shares, $0.0001 par value per share, and 6,250,000 Class F ordinary shares, $0.0001 par value per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AfterNext HealthTech Acquisition Corp.

Condensed Balance Sheet

(unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash	$937,075	$1,738,011
Prepaid expenses	477,106	754,204
Total current assets	1,414,181	2,492,215
Investments held in Trust Account	251,477,255	250,000,000
Total assets	$252,891,436	$252,492,215
Liabilities and shareholders' deficit
Current liabilities:
Accrued professional fees and other expenses	$211,105	$189,610
Note payable to Sponsor	2,000,000	2,000,000
Derivative liabilities	2,080,000	9,100,000
Deferred underwriting compensation, current portion	8,750,000	—
Total current liabilities	13,041,105	11,289,610
Deferred underwriting compensation	—	8,750,000
Total liabilities	13,041,105	20,039,610
Commitments and contingencies
Class A ordinary shares subject to possible redemption; 25,000,000 shares at September 30, 2022 and December 31, 2021 at a redemption value of $10.06 and $10.00 per share, respectively	251,477,255	250,000,000
Shareholders' deficit:
Preferred shares, $0.0001 par value; 5,000,000 shares authorized, none issued or outstanding at September 30, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized, none issued or outstanding (excluding 25,000,000 shares subject to possible redemption) at September 30, 2022 and December 31, 2021	—	—
Class F ordinary shares, $0.0001 par value; 50,000,000 shares authorized, 6,250,000 shares issued and outstanding at September 30, 2022 and December 31, 2021	625	625
Additional paid-in capital	—	—
Accumulated deficit	(11,627,549)	(17,548,020)
Total shareholders' deficit	(11,626,924)	(17,547,395)
Total liabilities and shareholders' deficit	$252,891,436	$252,492,215

The accompanying notes are an integral part of these condensed financial statements.

AfterNext HealthTech Acquisition Corp.

Condensed Statement of Operations

(unaudited)

				For the Period
	For the Three	For the Three	For the Nine	from April 12, 2021
	Months Ended	Months Ended	Months Ended	(inception)
	September 30, 2022	September 30, 2021	September 30, 2022	to September 30, 2021
Revenue	$—	$—	$—	$—
Professional fees and other expenses	337,656	973,961	1,099,529	1,017,735
Change in fair value of derivatives	(390,000)	(3,653,579)	(7,020,000)	(3,653,579)
Income from operations	52,344	2,679,618	5,920,471	2,635,844
Interest income	1,130,293	—	1,477,255	—
Net income attributable to ordinary shares	$1,182,637	$2,679,618	$7,397,726	$2,635,844
Net income (loss) per ordinary share:
Class A ordinary shares - basic and diluted	$0.04	$0.17	$0.24	$0.32
Class F ordinary shares - basic and diluted	$(0.14)	$0.04	$0.00	$0.04
Weighted average ordinary shares outstanding:
Class A ordinary shares - basic and diluted	25,000,000	12,500,000	25,000,000	6,686,047
Class F ordinary shares - basic and diluted	6,250,000	12,836,277	6,250,000	13,726,381

The accompanying notes are an integral part of these condensed financial statements.

AfterNext HealthTech Acquisition Corp.

Condensed Statement of Changes in Shareholders’ Deficit

(unaudited)

	Preferred Shares		Class A Ordinary Shares		Class F Ordinary Shares		Additional	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance at April 12, 2021 (inception)	—	$—	—	$—	—	$—	$—	$—	$—
Sales of Class F ordinary shares to Sponsor on May 3, 2021 at $0.001 per share	—	—	—	—	20,000,000	2,000	23,000	—	25,000
Net loss attributable to ordinary shares	—	—	—	—	—	—	—	(43,774)	(43,774)
Balance at June 30, 2021	—	$—	—	$—	20,000,000	$2,000	$23,000	$(43,774)	$(18,774)
Class F shares forfeited by Sponsor on August 11, 2021	—	—	—	—	(12,812,500)	(1,281)	1,281	—	—
Class F shares forfeited by Sponsor on August 25, 2021	—	—	—	—	(937,500)	(94)	94	—	—
Adjustment to increase Class A ordinary shares subject to possible redemption to maximum redemption value as of September 30, 2021	—	—	—	—	—	—	(24,375)	(26,663,777)	(26,688,152)
Net income attributable to ordinary shares	—	—	—	—	—	—	—	2,679,618	2,679,618
Balance at September 30, 2021	—	$—	—	$—	6,250,000	$625	$—	$(24,027,933)	$(24,027,308)

	Preferred Shares		Class A Ordinary Shares		Class F Ordinary Shares		Additional	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance at December 31, 2021	—	$—	—	$—	6,250,000	$625	$—	$(17,548,020)	$(17,547,395)
Net income attributable to ordinary shares	—	—	—	—	—	—	—	3,221,467	3,221,467
Balance at March 31, 2022	—	$—	—	$—	6,250,000	$625	$—	$(14,326,553)	$(14,325,928)
Adjustment to increase Class A ordinary shares subject to possible redemption to maximum redemption value as of June 30, 2022	—	—	—	—	—	—	—	(346,962)	(346,962)
Net income attributable to ordinary shares	—	—	—	—	—	—	—	2,993,622	2,993,622
Balance at June 30, 2022	—	$—	—	$—	6,250,000	$625	$—	$(11,679,893)	$(11,679,268)
Adjustment to increase Class A ordinary shares subject to possible redemption to maximum redemption value as of September 30, 2022	—	—	—	—	—	—	—	(1,130,293)	(1,130,293)
Net income attributable to ordinary shares	—	—	—	—	—	—	—	1,182,637	1,182,637
Balance at September 30, 2022	—	$—	—	$—	6,250,000	$625	$—	$(11,627,549)	$(11,626,924)

The accompanying notes are an integral part of these condensed financial statements.

AfterNext HealthTech Acquisition Corp.

Condensed Statement of Cash Flows

(unaudited)

	For the Nine	For the Period from
	Months Ended	April 12, 2021 (inception)
	September 30, 2022	to September 30, 2021
Cash flows from operating activities:
Net income attributable to ordinary shares	$7,397,726	$2,635,844
Changes in operating assets and liabilities:
Prepaid expenses	277,098	(840,511)
Change in fair value of derivative liabilities	(7,020,000)	(3,653,579)
Accrued expenses and formation costs	21,495	2,208,833
Interest on investments held in Trust Account	(1,477,255)	—
Net cash provided by (used in) operating activities	(800,936)	350,587
Cash flows from investing activities:
Proceeds deposited into Trust Account	—	(250,000,000)
Net cash used in investing activities	—	(250,000,000)
Cash flows from financing activities:
Proceeds from sale of Class F ordinary shares to Sponsor	—	25,000
Proceeds from sale of Units in initial public offering	—	250,000,000
Proceeds from sale of Private Placement Warrants to Sponsor	—	7,000,000
Proceeds of notes payable from Sponsor	—	750,000
Proceeds of underwriting discounts	—	(5,000,000)
Proceeds of accrued offering costs	—	(424,781)
Repayment of notes payable to Sponsor	—	(750,000)
Net cash provided by financing activities	—	251,600,219
Net change in cash	(800,936)	1,950,806
Cash at beginning of period	1,738,011	—
Cash at end of period	$937,075	$1,950,806
Supplemental disclosure of non-cash financing activities:
Accrued offering costs	$—	$722,780
Deferred financing costs	$—	$8,750,000

The accompanying notes are an integral part of these condensed financial statements.

77AfterNext HealthTech Acquisition Corp.

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

The Company was formed on April 12, 2021 and as of that date had not commenced operations. On May 3, 2021, the Company was funded with $25,000 for which it issued Founder Shares (as defined below). All activity for the period from April 12, 2021 (“Inception”) through September 30, 2022 relates to the Company’s formation, its initial public offering (“Public Offering”), which closed on August 16, 2021 (the “Close Date”), and the identification and evaluation of potential acquisition targets for a Business Combination. The Company will not generate operating revenues prior to the completion of the Business Combination and will generate non-operating income in the form of interest income on Permitted Investments (as defined below) from the proceeds derived from the Public Offering.

Going Concern

If the Company does not complete an initial Business Combination within 24 months from the Close Date, the Company will (i) cease all operations except for the purposes of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem all of the Class A ordinary shares issued in the Public Offering at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account with Continental Stock Transfer and Trust Company acting as trustee (the “Trust Account”), including interest, net of taxes (less up to $100,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish the shareholder rights of owners of Class A ordinary shares (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution, including Trust Account assets, will be less than the initial public offering price in the Public Offering. This mandatory liquidation and subsequent dissolution requirement raises substantial doubt about the Company’s ability to continue as a going concern.

The accompanying condensed financial statements have been prepared on a going concern basis and do not include any adjustments that might arise as a result of uncertainties about the Company’s ability to continue as a going concern.

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

Funds will remain in the Trust Account except for the withdrawal of interest earned on the funds that may be released to the Company to pay taxes and up to $100,000 of any dissolution expenses. The proceeds from the Public Offering and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of the Business Combination, (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend the amended and restated memorandum and articles of association to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete the Business Combination within 24 months from the close of the Public Offering and (iii) the redemption of all of the Company’s Public Shares if it is unable to complete the Business Combination within 24 months from the close of the Public Offering, subject to applicable law.

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

After signing a definitive agreement for a Business Combination, the Company will provide the holders of the public shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Class A ordinary shares either (i) in connection with a shareholder meeting to approve the Business Combination or (ii) by means of a tender offer. Each Public Shareholder may elect to redeem their shares irrespective of whether they vote for or against the Business Combination at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes, divided by the number of then outstanding Public Shares, subject to the limitations described herein. The amount in the Trust Account is initially anticipated to be approximately $10.00 per Public Share. The per-share amount the Company will distribute to investors who properly redeem their shares will not be reduced by any deferred underwriting commissions payable to underwriters. The decision as to whether the Company will seek shareholder approval of the Business Combination or will allow shareholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek shareholder approval under applicable law or stock exchange listing requirements. If the Company seeks shareholder approval, it will complete its Business Combination only if a majority of the outstanding Class A ordinary shares voted are voted in favor of the Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, after payment of the deferred underwriting commission. In such an instance, the Company would not proceed with the redemption of its Public Shares and the related Business Combination, and instead may search for an alternate Business Combination.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position at September 30, 2022 and December 31, 2021 and the results of operations and cash flows for the periods presented. Certain reclassifications of prior period financial statements have been made to conform to current reporting practices.

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

Cash

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have any cash equivalents as of September 30, 2022 or December 31, 2021.

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

Key inputs for the valuation models used to calculate the fair value of the Warrant Securities were as follows,

	September 30, 2022	December 31, 2021
Implied volatility	7.80%	12.00%
Risk-free interest rate	3.94%	1.30%
Instrument exercise price for one Class A ordinary share	$11.50	$11.50
Expected term	5.9 years	5.6 years

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

Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A “Expenses of Offering”. The Company incurred offering costs allocated to the Class A ordinary shares contained in the Units sold in connection with the Public Offering primarily consisting of underwriter discounts, accounting and legal services, securities registration expenses and exchange listing fees. Offering costs of $14,188,153 allocated to the issuance and sale of the Class A ordinary shares contained in the Units were charged to temporary equity, and offering costs of $709,408 allocated to the issuance and sale of the warrants included in the Units were expensed.

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of Financial Accounting Standards Board (“FASB”) ASC Topic 260, “Earnings Per Share”. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period as calculated using the treasury stock method. As of September 30, 2022, the Company had outstanding warrants and Private Placement Warrants to purchase up to 13,000,000 Class A ordinary shares. The weighted average of these shares was excluded from the calculation of diluted net income per ordinary share since the exercise of these instruments is contingent upon the occurrence of future events. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share.

As of September 30, 2022 and 2021, the Company had two classes of ordinary shares, Class A ordinary shares and Class F ordinary shares. For the three and nine months ended September 30, 2022, the three months ended September 30, 2021 and for the period from Inception to September 30, 2021, earnings are shared pro rata between the two classes of ordinary shares as follows:

	For the Three Months Ended September 30, 2022		For the Three Months Ended September 30, 2021
	Class A	Class F	Class A	Class F
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income	$946,110	$236,527	$2,143,694	$535,924
Accretion of Class A ordinary shares subject to possible redemption	—	(1,130,293)	—	—
	$946,110	$(893,766)	$2,143,694	$535,924
Denominator:
Weighted average ordinary shares outstanding:	25,000,000	6,250,000	12,500,000	12,836,277
Basic and diluted net income (loss) per ordinary share	$0.04	$(0.14)	$0.17	$0.04

	For the Nine Months Ended September 30, 2022		For the Period from April 12, 2021 (inception) to September 30, 2021
	Class A	Class F	Class A	Class F
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$5,918,181	$1,479,545	$2,108,675	$527,169
Accretion of Class A ordinary shares subject to possible redemption	—	(1,477,255)	—	—
	$5,918,181	$2,290	$2,108,675	$527,169
Denominator:
Weighted average ordinary shares outstanding:	25,000,000	6,250,000	6,686,047	13,726,381
Basic and diluted net income per ordinary share	$0.24	$0.00	$0.32	$0.04

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

The Company’s Class F ordinary shares were issued subject to a performance condition, namely the occurrence of a Business Combination. This market condition is considered in determining the grant date fair value of these instruments using Monte Carlo simulation. Compensation expense related to the Class F ordinary shares is recognized only when the performance condition is probable of occurrence, or more specifically when a Business Combination is consummated. Therefore, no stock-based compensation expense has been recognized during the three and nine months ended September 30, 2022.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

As of September 30, 2022, there were 6,250,000 Founder Shares outstanding.

The Founder Shares are identical to the Class A ordinary shares included in the Units sold in the Public Offering except that:

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

Administrative Services Agreement

On the Close Date, the Company entered into an agreement to pay $50,000 a month for office space, administrative and support services to an affiliate of the Sponsor, and will terminate the agreement upon the earlier of a Business Combination or the liquidation of the Company. For the three and nine months ended September 30, 2022, the Company incurred expenses of $150,000 and $450,000, respectively under this agreement.

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

At September 30, 2022 and December 31, 2021, the balance of funds held in the Trust Account was $251,477,255 and $250,000,000. respectively.

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

7. Shareholder’s Deficit

Class A Ordinary Shares

The Company is currently authorized to issue 500,000,000 Class A ordinary shares. Depending on the terms of a potential Business Combination, the Company may be required to increase the number of authorized Class A ordinary shares at the same time as its shareholders vote on the Business Combination to the extent the Company seeks shareholder approval in connection with its Business Combination. Holders of Class A ordinary shares are entitled to one vote for each share with the exception that only holders of Class F ordinary shares have the right to vote on the election of directors prior to the completion of a Business Combination, subject to adjustment as provided in the Company’s amended and restated memorandum and articles of association. At each of September 30, 2022 and December 31, 2021, there were 25,000,000 Class A ordinary shares issued and outstanding, of which 25,000,000 shares were subject to possible redemption and were classified at their redemption value outside of shareholders’ deficit at the balance sheet.

Founder Shares

The Company is currently authorized to issue 50,000,000 Class F ordinary shares. At each of September 30, 2022 and December 31, 2021, there were 6,250,000 Class F ordinary shares (Founder Shares) issued and outstanding

Preferred Shares

The Company is authorized to issue 5,000,000 preferred shares. The Company’s board of directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors is able to, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At each of September 30, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.

Dividend Policy

The Company has not paid and does not intend to pay any cash dividends on its ordinary shares prior to the completion of the Business Combination. Additionally, the Company’s board of directors does not contemplate or anticipate declaring any stock dividends in the foreseeable future.

8. Fair Value Measurements

The following table presents information about the Company’s derivative liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	As of September 30, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrants	$1,333,333	$—	$—	$1,333,333
Private Placement Warrants	—	746,667	—	746,667
Total	$1,333,333	$746,667	$—	$2,080,000

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrants	$5,833,333	$—	$—	$5,833,333
Private Placement Warrants	—	3,266,667	—	3,266,667
Total	$5,833,333	$3,266,667	$—	$9,100,000

The following table presents the changes in the fair value of the Company’s derivative liabilities that are measured at fair value for the three and nine months ended September 30, 2022 and the period from Inception to September 30, 2021. The Company did not hold any derivative liabilities measured at fair value for the period from Inception to the Close Date.

	Warrants	Private Placement Warrants	Total
Liabilities:
Fair value when issued (Close Date)	$12,500,000	$7,000,000	$19,500,000
Change in fair value	(2,338,906)	(1,314,673)	(3,653,579)
Fair value at September 30, 2021	$10,161,094	$5,685,327	$15,846,421

	Warrants	Private Placement Warrants	Total
Liabilities:
Fair value at June 30, 2022	$1,583,333	$886,667	$2,470,000
Change in fair value	(250,000)	(140,000)	(390,000)
Fair value at September 30, 2022	$1,333,333	$746,667	$2,080,000

Liabilities:
Fair value at December 31, 2021	$5,833,333	$3,266,667	$9,100,000
Change in fair value	(4,500,000)	(2,520,000)	(7,020,000)
Fair value at September 30, 2022	$1,333,333	$746,667	$2,080,000

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

The Company did not hold any Level 3 financial instruments as of September 30, 2022 and December 31, 2021, or during the three and nine months ended September 30, 2022. There were no transfers between fair value levels for any financial instruments for the period from Inception to September 30, 2021.

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

At September 30, 2022, we held cash of $937,075 and current liabilities of $13,041,105. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Going Concern

If we do not complete an initial Business Combination within 24 months from the Close Date, we will (i) cease all operations except for the purposes of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem all of the Class A ordinary shares issued in the Public Offering at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account with Continental Stock Transfer and Trust Company acting as trustee (the “Trust Account”), including interest, net of taxes (less up to $100,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish the shareholder rights of owners of Class A ordinary shares (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution, including Trust Account assets, will be less than the initial public offering price in the Public Offering. This mandatory liquidation and subsequent dissolution requirement raises substantial doubt about our ability to continue as a going concern.

The condensed financial statements presented in this Quarterly Report on Form 10-Q have been prepared on a going concern basis and do not include any adjustments that might arise as a result of uncertainties about our ability to continue as a going concern.

Results of Operations

For the three months ended September 30, 2022 and 2021, we earned net income of $1,182,637 and $2,679,618, respectively. For the three months ended September 30, 2022 net income consisted primarily of gains from changes in the fair value of derivative liabilities of $390,000 and interest income of $1,130,293, offset by professional expenses of $337,656. For the three months ended September 30, 2021 net income consisted primarily of gains from changes in the fair value of derivative liabilities of $3,653,579, offset by professional expenses of $973,961 associated with our formation and preparation for our Public Offering.

For the nine months ended September 30, 2022 and the period from Inception to September 30, 2021, we earned net income of $7,397,726 and $2,635,844, respectively. For the nine months ended September 30, 2022 net income consisted primarily of gains from changes in the fair value of derivative liabilities of $7,020,000 and interest income of $1,477,255, offset by professional expenses of $1,099,529. For the period from Inception to September 30, 2021 net income consisted primarily of gains from changes in the fair value of derivative liabilities of $3,653,579, offset by professional expenses of $1,017,735 associated with our formation and preparation for our Public Offering.

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

At September 30, 2022, we had cash of $937,035 and negative working capital of $9,546,924, excluding derivative liabilities.

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

Contractual Obligations

At September 30, 2022, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On the Close Date, we entered into an administrative support agreement pursuant to which we have agreed to pay an affiliate of the Sponsor a total of $50,000 per month for office space, administrative and support services. Upon the earlier of the completion of the Business Combination or the Company’s liquidation, we will cease paying these monthly fees.

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

Net Income Per Ordinary Share

We comply with accounting and disclosure requirements of Financial Accounting Standards Board (“FASB”) ASC Topic 260, “Earnings Per Share”. Net income per ordinary share is computed by dividing net income applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period, plus to the extent dilutive the incremental number of shares of ordinary shares to settle warrants, as calculated using the treasury stock method. As of September 30, 2022, we had outstanding Warrants and Private Placement Warrants to purchase up to 13,000,000 Class A ordinary shares. The weighted average of these shares was excluded from the calculation of diluted net income per ordinary share since the exercise of these instruments is contingent upon the occurrence of future events. As a result, diluted net income per ordinary share is the same as basic net loss per ordinary share.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Principal Executive Officer and Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

None.

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

AFTERNEXT HEALTHTECH ACQUISITION CORP.

Date: November 1, 2022	By:	/s/ R. Halsey Wise
R. Halsey Wise
Chief Executive Officer

Date: November 1, 2022	By:	/s/ Martin Davidson
Martin Davidson
Chief Financial Officer (Principal Financial and Accounting Officer)