Form 10-K
period 2022-12-31
AfterNext HealthTech Acquisition Corp.
filed 2023-02-08
CIK 1865975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549 5

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

At June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, was approximately $242,750,000 based on the last reported sales price of $9.71 on the New York Stock Exchange.

At February 1, 2023, there were 25,000,000 Class A ordinary shares, $0.0001 par value per share, and 6,250,000 Class F ordinary shares, $0.0001 par value per share, issued and outstanding.

i

CERTAIN TERMS

References to the “Company,” “our,” “us” or “we” refer to AfterNext HealthTech Acquisition Corp., a blank check company incorporated on April 12, 2021 as a Cayman Islands exempted company. References to our “Sponsor” refer to AfterNext HealthTech Sponsor, Series LLC. References to “TPG” refer collectively to TPG Inc. and its affiliates, including our Sponsor. TPG is a leading global alternative asset management firm, founded in San Francisco in 1992, with $135 billion of assets under management as of September 30, 2022 and investment and operational teams in 12 offices globally. References to our “Public Offering” refer to the initial public offering of AfterNext HealthTech Acquisition Corp. which closed on August 16, 2021 (the “Close Date”).

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

On May 3, 2021, our Sponsor purchased an aggregate of 20,000,000 Class F ordinary shares (the “Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.001 per share. On August 11, 2021, our Sponsor forfeited 12,812,500 Founder Shares for no consideration. On August 6, 2021, our Sponsor transferred 40,000 Founder Shares to each of our five independent directors at their original purchase price. On September 25, 2021, our Sponsor forfeited 937,500 Founder Shares on the expiration of the underwriters’ over-allotment option on our Public Offering (as defined below). At December 31, 2022, our Sponsor and five independent directors (collectively, the “Initial Shareholders”) held, collectively, 6,250,000 Founder Shares.

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

Although we have no formal policy in place for vetting potential conflicts of interest, our board of directors will review any potential conflicts of interest on a case-by-case basis. In particular, TPG is currently sponsoring one other public blank check company, TPG Pace Beneficial II Corp., which is currently searching for a potential target business. Any such companies may present additional conflicts of interest in pursuing an acquisition target. TPG has complete discretion, subject to applicable fiduciary duties, as to which blank check company it chooses to pursue a business combination and the order in which it pursues business combinations for any of its existing or future blank check companies. As a result, TPG may pursue business combinations for blank check companies that it has sponsored in any order.

Further, Martin Davidson, our Chief Financial Officer, serves as the Chief Financial Officer for TPG Pace Beneficial II Corp.

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

We anticipate structuring our Business Combination so that the post-transaction company in which our Public Shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our Business Combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the prior owners of the target business, the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (“Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our Business Combination could own less than a majority of our issued and outstanding shares subsequent to our Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If our Business Combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the Business Combination for purposes of a tender offer or for seeking shareholder approval, as applicable.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the Close Date, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the Market Value of our Class A ordinary shares that are held by non-affiliates equals or exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Limitation on Redemption upon Completion of our Business Combination if we Seek Shareholder Approval

Notwithstanding the foregoing, if we seek shareholder approval of our Business Combination and we do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to the Excess Shares. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our Sponsor or its affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a Public Shareholder holding more than an aggregate of 15% of the shares sold in the Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our Sponsor or its affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in the Public Offering without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our Business Combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

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

In addition, TPG or its affiliates may sponsor other blank check companies similar to ours during the period in which we are seeking a Business Combination, and members of our management team may participate in such blank check companies. In particular, TPG is currently sponsoring one other blank check company, TPG Pace Beneficial II Corp., which is a blank check company focusing on a business combination with a target business with the potential for strong ESG principles. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among the management teams.

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

In accordance with the requirements of the Exchange Act, this Annual Report on Form 10-K contains financial statements audited and reported on by our independent registered public accountants.

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

We are required to evaluate our internal control procedures as of December 31, 2022 as required by the Sarbanes-Oxley Act (“Sarbanes-Oxley Act”). We are not a large accelerated filer or an accelerated filer as of December 31, 2022 and are not required to have our internal control procedures audited as of December 31, 2022. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such target business to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete a business acquisition with such a target business.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the Close Date, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

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

Our Sponsor, directors and officers have agreed that we must complete our Business Combination within 24 months from the closing of the Public Offering. We may not be able to find a suitable target business and complete our Business Combination within such time period. Our ability to complete our Business Combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of the coronavirus (“COVID-19”) continues both in the United States and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our Business Combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 may negatively impact businesses we may seek to acquire. As the deadline to complete a Business Combination approaches the likelihood of completing the Business Combination withing the prescribed time frame declines and we may not be successful in obtaining an extension in time to complete a Business Combination. If we have not completed our Business Combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the completion of our Business Combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In such case, our Public Shareholders may only receive $10.00 per share, our redeemable warrants and any Private Placement Warrants will expire worthless. In certain circumstances, our Public Shareholders may receive less than $10.00 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors below.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the COVID-19 outbreak and the status of debt and equity markets.

In December 2019, a novel strain of coronavirus surfaced, which has and is continuing to spread throughout the world. Since that time, the pandemic, together with resulting voluntary and U.S. federal and state and non-U.S. governmental actions, including, mandatory business closures, public gathering limitations, restrictions on travel and quarantines, has meaningfully disrupted the global economy and markets. Although the long-term economic fallout of COVID-19 is difficult to predict, it has had and is expected to continue to have ongoing material adverse effects across many aspects of the regional, national and global economy. It has adversely affected economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if concerns relating to COVID-19 restrict travel or limit the ability to have meetings with potential investors, or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility and decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

Our search for a Business Combination, and any target business with which we may ultimately consummate a Business Combination, may be materially adversely affected by the geopolitical conditions resulting from the invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in energy and other commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a Business Combination and any target business with which we may ultimately consummate a Business Combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described elsewhere in this Annual Report on Form 10-K. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we may ultimately consummate a Business Combination, may be materially adversely affected.

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

If we seek shareholder approval of our Business Combination and we do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the Public Offering without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our Business Combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our Business Combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions.

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

The net proceeds of the Public Offering, and from the sale of the Private Placement Warrants, in the amount of $250,000,000, were placed in a non-interest-bearing Trust Account. On April 6, 2022, we invested the funds in the Trust Account in U.S. government treasury obligations with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. Treasury obligations. While short-term U.S. Treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (which we are permitted to use to pay our taxes and up to $100,000 of dissolution expenses) would be reduced. In the event that we are unable to complete our Business Combination, our Public Shareholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income. If the balance of the Trust Account is reduced below $250,000,000 as a result of negative interest rates, the amount of funds in the Trust Account available for distribution to our Public Shareholders may be reduced below $10.00 per share.

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

In addition, we may have imposed on us burdensome requirements, including:

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

The 2022 Proposed Rule under the Investment Company Act would provide a safe harbor for SPACs from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The duration component of the proposed safe harbor rule would require a SPAC to file a Current Report on Form 8-K with the SEC announcing that it has entered into an agreement with the target company (or companies) to engage in an initial business combination no later than 18 months after the effective date of the SPAC’s registration statement for its initial public offering and the likelihood that we will meet this timeframe is remote. The SPAC would then be required to complete its initial business combination no later than 24 months after the effective date of its registration statement for its initial public offering. Although the 2022 Proposed Rules, including the proposed safe harbor rule, have not yet been adopted, there is substantial uncertainty regarding the applicability of the Investment Company Act to a SPAC that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule or otherwise falls outside of the other provisions of the safe harbor.

We do not believe that our principal activities currently make us an investment company subject to the Investment Company Act. The proceeds held in the Trust Account have since April 6, 2022 been invested by the trustee only in U.S. government treasury bills with a maturity of 180 days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Although the 2022 Proposed Rules, including the proposed safe harbor rule, have not yet been adopted, and one or more elements of the 2022 Proposed Rules, including the proposed safe harbor rule, may not be adopted or may be adopted in a revised form, we do not have an agreement in place with a target for a Business Combination. Accordingly, we may not be able to complete our Business Combination within the 24-month period. If the 2022 Proposed Rules are adopted as proposed or in similar form, therefore, we may fall outside of the proposed safe harbor and the SEC could deem us to be subject to regulation as an investment company for purposes of the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate a Business Combination. If we are unable to complete our Business Combination within the required period, we will redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, subject to certain adjustments. In such an event, our public shareholders may receive less than $10.00 per share upon such a distribution and our redeemable warrants will expire worthless.

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

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate a Business Combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified directors and officers.

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

Our ability to successfully effect our Business Combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our Business Combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

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

In particular, TPG is currently sponsoring one other public blank check company, TPG Pace Beneficial II Corp., which is currently searching for a potential target business. TPG has complete discretion, subject to applicable fiduciary duties, as to which blank check company it chooses to pursue a business combination and the order in which it pursues business combinations for any of its existing or future blank check companies. As a result, TPG may pursue business combinations for blank check companies that it has sponsored in any order, which could result in its more recent blank check companies completing business combinations prior to its blank check companies that were launched earlier.

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

In light of the involvement of our Sponsor, directors and officers with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, directors and officers. Our directors and officers also serve as officers and board members for other entities, including, without limitation, those described under “Management—Conflicts of Interest.” Such entities may compete with us for business combination opportunities. Our Sponsor, directors and officers are not currently aware of any specific opportunities for us to complete our Business Combination with any entities with which they are affiliated. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Proposed Business—Effecting our Business Combination”

and “—Selection of a Target Business and Structuring of our Business Combination” and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm, or from an independent accounting firm, regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our Public Shareholders as they would be absent any conflicts of interest.

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Units and Class A ordinary shares and redeemable warrants are listed on the NYSE, our Units, Class A ordinary shares and redeemable warrants are covered securities.

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

We may issue a substantial number of additional ordinary shares, and may issue preferred shares, in order to complete our Business Combination or under an employee incentive plan after completion of our Business Combination. We may also issue Class A ordinary shares to redeem the redeemable warrants as described in “Description of Securities—Redeemable Warrants” or upon conversion of the Class F ordinary shares at a ratio greater than one-to-one at the time of our Business Combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. However, our amended and restated memorandum and articles of association provide, among other things, that prior to our Business Combination, we may not issue additional ordinary shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any Business Combination. The issuance of additional ordinary shares or preferred shares:

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

In order to effectuate a business combination, blank check companies have, in the past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and changed industry focus. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in order to effectuate our Business Combination though amending our amended and restated memorandum and articles of association requires at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our shares who attend and vote at a general meeting of the company, and amending our warrant agreement will require a vote of holders of at least 50% of the warrants. In addition, our amended and restated memorandum and articles of association require us to provide our Public Shareholders with the opportunity to redeem their Public Shares for cash if we propose an amendment to our amended and restated memorandum and articles of association that would affect the substance or timing of our obligation to allow redemption in connection with our Business Combination or to redeem 100% of our Public Shares if we do not complete a Business Combination within 24 months from the Close Date. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered in the Public Offering, we would register, or seek an exemption from registration for, the affected securities.

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

Since only holders of our Founder Shares will have the right to vote on the appointment of directors, upon the listing of our shares the NYSE may consider us to be a "controlled company" within the meaning of the NYSE rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.

Only holders of our Founder Shares have the right to vote on the appointment of directors. As a result, the NYSE may consider us to be a "controlled company" within the meaning of the NYSE corporate governance standards. Under the NYSE corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a "controlled company" and may elect not to comply with certain corporate governance requirements, including the requirements that:

•
we have a board that includes a majority of "independent directors," as defined under the rules of the NYSE;
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

The following table sets forth, for the calendar quarter indicated, the high and low sales prices per Unit, Class A ordinary share and Warrant as reported on the NYSE for the years ended December 31, 2022 and 2021.

			Class A ordinary
	Units (AFTR.U)		shares (AFTR)		Warrants (AFTR WS)
	High	Low	High	Low	High	Low
Year ended December 31, 2022:
Quarter ended December 31, 2022	$10.12	$9.76	$10.05	$9.77	$0.24	$0.04
Quarter ended September 30, 2022	$9.84	$9.71	$9.79	$9.67	$0.36	$0.13
Quarter ended June 30, 2022	$9.93	$9.69	$10.00	$9.63	$0.86	$0.16
Quarter ended March 31, 2022	$10.20	$9.75	$9.74	$9.57	$0.89	$0.27
Year ended December 31, 2021:
Quarter ended December 31, 2021(1)	$10.70	$9.75	$9.99	$9.65	$1.01	$0.63
Quarter ended September 30, 2021(1)	$10.01	$9.85	$—	$—	$—	$—

(1)
Beginning on August 12, 2021 with respect to AFTR.U and October 4, 2021 with respect to AFTR and AFTR WS.

(b) Holders

At February 1, 2023 there was one holder of record of our Units, one holder of record of our separately traded Class A ordinary shares, and two holders of record of our separately traded Warrants.

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

d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

e) Performance Graph

The graph below compares the cumulative total return for our Units for the year ended December 31, 2022 with the comparable cumulative return of three indices: the S&P 500 Index (“S&P 500”), the Dow Jones Industrial Average Index (“DJIA”) and NASDAQ. The graph assumes $100 invested on January 1, 2022 in each of our Units and the three indices presented.

Comparison of Cumulative Total Return
$120
$100
$80
$60
12/31/21
03/31/22
06/30/22
09/30/22
12/31/22
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

At December 31, 2022, our Initial Shareholders held 6,250,000 Founder Shares.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

At December 31, 2022, we held cash of $678,163 and current liabilities of $11,944,960. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Going Concern

If we do not complete an initial Business Combination within 24 months from the Close Date, we will (i) cease all operations except for the purposes of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem all of the Class A ordinary shares issued in the Public Offering at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account with Continental Stock Transfer and Trust Company acting as trustee (the “Trust Account”), including interest, net of taxes (less up to $100,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish the shareholder rights of owners of Class A ordinary shares (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution, including Trust Account assets, will be less than the initial public offering price in the Public Offering. If a Business Combination is not completed within 24 months from the Close Date, the Company does not have sufficient cash flows to satisfy obligations to creditors upon liquidation and therefore, substantial doubt exists about the Company's ability to continue as a going concern.

The financial statements presented in this Annual Report on Form 10-K have been prepared on a going concern basis and do not include any adjustments that might arise as a result of uncertainties about our ability to continue as a going concern.

Results of Operations

For the year ended December 31, 2022, we earned net income of $10,227,267. Net income was driven by gains from changes in the fair value of derivative liabilities of $8,060,000 and interest income of $3,635,404, offset by professional fees and other expenses of $1,468,137. Our business activities for the year ended December 31, 2022 consisted primarily of costs associated with identifying and evaluating prospective acquisition targets for a Business Combination.

For the period from April 12, 2021 (“Inception”) to December 31, 2021, we earned net income of $9,115,757. Net income was driven by gains from changes in the fair value of derivative liabilities of $10,400,000, offset by professional fees and other expenses of $1,284,243. Our business activities from Inception to December 31, 2021 consisted primarily of costs associated with our formation and Public Offering, and identifying and evaluating prospective acquisition targets for a Business Combination.

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

At December 31, 2022, we had cash of $678,163 and negative working capital of $9,915,532, including $2,000,000 owed to the Sponsor, and excluding derivative liabilities.

On April 6, 2022 , the funds in the Trust Account were invested in specified U.S. government treasury bills with a maturity of 180 days or less and in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations (“Permitted Investments”).

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

Contractual Obligations

At December 31, 2022, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On the Close Date, we entered into an administrative support agreement pursuant to which we have agreed to pay an affiliate of the Sponsor a total of $50,000 per month for office space, administrative and support services. Upon the earlier of the completion of the Business Combination and the Company’s liquidation, we will cease paying these monthly fees.

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

Net Income (Loss) Per Ordinary Share

We comply with accounting and disclosure requirements of Financial Accounting Standards Board (“FASB”) ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period, plus to the extent dilutive the incremental number of shares of ordinary shares to settle warrants, as calculated using the treasury stock method. As of December 31, 2022 and 2021, we had outstanding Warrants and Private Placement Warrants to purchase up to 13,000,000 Class A ordinary shares. The weighted average of these shares was excluded from the calculation of diluted net income (loss) per ordinary share since the exercise of these instruments is contingent upon the occurrence of future events. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

To date, our efforts have been limited to organizational activities and activities relating to the Public Offering and the identification and evaluation of prospective acquisition targets for a Business Combination. We have neither engaged in any operations nor generated any revenues. As the net proceeds from our Public Offering and the sale of the Private Placement Warrants held in the Trust Account have been invested in Permitted Investments, we do not believe we have any material exposure to interest rate risk.

We have not engaged in any hedging activities since our Inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
AfterNext HealthTech Acquisition Corp.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of AfterNext HealthTech Acquisition Corp.(the Company) as of December 31, 2022 and 2021, the related statements of operations, shareholders’ deficit, and cash flows for the year ended December 31, 2022 and for the period from April 12, 2021 (inception) through December 31, 2021, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from April 12, 2021 (inception) through December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company does not have sufficient cash flows to satisfy obligations to creditors upon liquidation, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2021.

Fort Worth, Texas
February 8, 2023

AfterNext HealthTech Acquisition Corp.

Balance Sheet

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash	$678,163	$1,738,011
Prepaid expenses	311,265	754,204
Total current assets	989,428	2,492,215
Cash held in Trust Account	—	250,000,000
Investments held in Trust Account	253,635,404	—
Total assets	$254,624,832	$252,492,215
Liabilities and shareholders' deficit
Current liabilities:
Accrued professional fees and other expenses	$154,960	$189,610
Note payable to Sponsor	2,000,000	2,000,000
Derivative liabilities	1,040,000	9,100,000
Deferred underwriting compensation, current portion	8,750,000	—
Total current liabilities	11,944,960	11,289,610
Deferred underwriting compensation	—	8,750,000
Total liabilities	11,944,960	20,039,610
Commitments and contingencies
Class A ordinary shares subject to possible redemption; 25,000,000 shares at December 31, 2022 and 2021 at a redemption value of $10.15 and $10.00 per share, respectively	253,635,404	250,000,000
Shareholders' deficit:
Preferred shares, $0.0001 par value; 5,000,000 shares authorized, none issued or outstanding at December 31, 2022 and 2021	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 25,000,000 shares subject to possible redemption) at December 31, 2022 and 2021	—	—
Class F ordinary shares, $0.0001 par value; 50,000,000 shares authorized, 6,250,000 shares issued and outstanding at December 31, 2022 and 2021	625	625
Additional paid-in capital	—	—
Accumulated deficit	(10,956,157)	(17,548,020)
Total shareholders' deficit	(10,955,532)	(17,547,395)
Total liabilities and shareholders' deficit	$254,624,832	$252,492,215

The accompanying notes are an integral part of these financial statements.

AfterNext HealthTech Acquisition Corp.

Statement of Operations

		For the Period
	For the Year	from April 12, 2021
	Ended	(Inception) to
	December 31, 2022	December 31, 2021
Revenue	$—	$—
Professional fees and other expenses	1,468,137	1,284,243
Change in fair value of derivatives	(8,060,000)	(10,400,000)
Income from operations	6,591,863	9,115,757
Interest Income	3,635,404	—
Net income attributable to ordinary shares	$10,227,267	$9,115,757
Net income (loss) per ordinary share:
Class A ordinary shares - basic and diluted	$0.33	$0.56
Class F ordinary shares - basic and diluted	$(0.25)	$(2.23)
Weighted average ordinary shares outstanding:
Class A ordinary shares - basic and diluted	25,000,000	13,068,182
Class F ordinary shares - basic and diluted	6,250,000	11,120,975

The accompanying notes are an integral part of these financial statements.

AfterNext HealthTech Acquisition Corp.

Statement of Shareholders' Deficit

	Preferred Shares		Class A Ordinary Shares		Class F Ordinary Shares		Additional Paid-In	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at April 12, 2021 (Inception)	—	$—	—	$—	—	$—	$—	$—	$—
Sale of Class F ordinary shares to Sponsor on May 3, 2021 at $0.001 per share	—	—	—	—	20,000,000	2,000	23,000	—	25,000
Class F ordinary shares forfeited by Sponsor on August 11, 2021	—	—	—	—	(12,812,500)	(1,281)	1,281	—	—
Class F ordinary shares forfeited by Sponsor on September 25, 2021	—	—	—	—	(937,500)	(94)	94	—	—
Adjustment to increase Class A ordinary shares subject to possible redemption to maximum redemption value at December 31, 2021	—	—	—	—	—	—	(24,375)	(26,663,777)	(26,688,152)
Net income attributable to ordinary shares	—	—	—	—	—	—	—	9,115,757	9,115,757
Balance at December 31, 2021	—	$—	—	$—	6,250,000	$625	$—	$(17,548,020)	$(17,547,395)
Adjustment to increase Class A ordinary shares subject to possible redemption to maximum redemption value at December 31, 2022	—	—	—	—	—	—	—	(3,635,404)	(3,635,404)
Net income attributable to ordinary shares	—	—	—	—	—	—	—	10,227,267	10,227,267
Balance at December 31, 2022	—	$—	—	$—	6,250,000	$625	$—	$(10,956,157)	$(10,955,532)

The accompanying notes are an integral part of these financial statements.

AfterNext HealthTech Acquisition Corp.

Statement of Cash Flows

		For the Period
	For the Year	from April 12 2021
	ended	(Inception) to
	December 31, 2022	December 31, 2021
Cash flows from operating activities:
Net income attributable to ordinary shares	$10,227,267	$9,115,757
Changes in operating assets and liabilities:
Prepaid expenses	442,939	(754,204)
Accrued professional fees and other expenses	(34,650)	378,613
Change in fair value of derivative liabilities	(8,060,000)	(10,400,000)
Interest on investments held in Trust Account	(3,635,404)	—
Net cash used in operating activities	(1,059,848)	(1,659,834)
Cash flows from investing activities:
Proceeds deposited into Trust Account	—	(250,000,000)
Net cash used in investing activities	—	(250,000,000)
Cash flows from financing activities:
Proceeds from sale of Class F ordinary shares to Sponsor	—	25,000
Proceeds from sale of Units in initial public offering	—	250,000,000
Proceeds from sale of Private Placement Warrants to Sponsor	—	7,000,000
Proceeds of notes payable to Sponsor	—	2,750,000
Payment of underwriters discounts	—	(5,000,000)
Payment of accrued offering costs	—	(627,155)
Repayment of notes payable to Sponsor	—	(750,000)
Net cash provided by financing activities	—	253,397,845
Net change in cash	(1,059,848)	1,738,011
Cash at beginning of period	1,738,011	—
Cash at end of period	$678,163	$1,738,011
Supplemental disclosure of non-cash financing activities:
Deferred underwriting compensation	$—	$8,750,000
Accrued offering costs	$—	$85,000

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

The Company was formed on April 12, 2021 and as of that date had not commenced operations. On May 3, 2021, the Company was funded with $25,000 for which it issued Founder Shares (as defined below). All activity for the period from April 12, 2021 (“Inception”) through December 31, 2022 relates to the Company’s formation, its initial public offering (“Public Offering”), which closed on August 16, 2021 (the “Close Date”), and the identification and evaluation of potential acquisition targets for a Business Combination. The Company will not generate operating revenues prior to the completion of the Business Combination and will generate non-operating income in the form of interest income on Permitted Investments (as defined below) from the proceeds derived from the Public Offering. The Company has selected December 31st as its fiscal year end.

Going Concern

If the Company does not complete an initial Business Combination within 24 months from the Close Date, the Company will (i) cease all operations except for the purposes of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem all of the Class A ordinary shares issued in the Public Offering at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account with Continental Stock Transfer and Trust Company acting as trustee (the “Trust Account”), including interest, net of taxes (less up to $100,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish the shareholder rights of owners of Class A ordinary shares (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution, including Trust Account assets, will be less than the initial public offering price in the Public Offering. If a Business Combination is not completed within 24 months from the Close Date, the Company does not have sufficient cash flows to satisfy obligations to creditors upon liquidation and therefore, substantial doubt exists about the Company's ability to continue as a going concern.

The accompanying financial statements have been prepared on a going concern basis and do not include any adjustments that might arise as a result of uncertainties about the Company’s ability to continue as a going concern.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position at December 31, 2022 and 2021 and the results of operations and cash flows for the period presented.

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

Cash

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have any cash equivalents as of December 31, 2022 and 2021.

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

In addition to the publicly traded warrant price, the following key inputs for the valuation models used to calculate the fair value of the Warrant Securities were as follows,

	December 31, 2022	December 31, 2021
Implied volatility	6%	12%
Risk-free interest rate	3.90%	1.30%
Instrument exercise price for one Class A ordinary share	$ 11.50	$ 11.50
Expected term	5.6 years	5.6 years

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

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period as calculated using the treasury stock method. As of December 31, 2022 and 2021, the Company had outstanding Warrants and Private Placement Warrants to purchase up to 13,000,000 Class A ordinary shares. The weighted average of these shares was excluded from the calculation of diluted net income (loss) per ordinary share since the exercise of these instruments is contingent upon the occurrence of future events. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share.

As of December 31, 2022 and 2021, the Company had two classes of ordinary shares, Class A ordinary shares and Class F ordinary shares. For the year ended December 31, 2022 and the period from Inception to December 31, 2021, earnings are shared pro rata between the two classes of ordinary shares as follows,

	For the Year ended December 31, 2022		For the Period from April 12, 2021 (Inception) to December 31, 2021
	Class A	Class F	Class A	Class F
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income	$8,181,814	$2,045,453	$7,292,606	$1,823,151
Accretion on Class A ordinary shares subject to possible redemption	—	(3,635,404)	—	(26,663,777)
	$8,181,814	$(1,589,951)	$7,292,606	$(24,840,626)

Denominator:
Weighted average ordinary shares outstanding:	25,000,000	6,250,000	13,068,182	11,120,975
Basic and diluted net income (loss) per ordinary share	$0.33	$(0.25)	$0.56	$(2.23)

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

The Company’s Class F ordinary shares were issued subject to a performance condition, namely the occurrence of a Business Combination. This market condition is considered in determining the grant date fair value of these instruments using Monte Carlo simulation. Compensation expense related to the Class F ordinary shares is recognized only when the performance condition is probable of occurrence, or more specifically when a Business Combination is consummated. Therefore, no stock-based compensation expense has been recognized during the year ended December 31, 2022 or the period from Inception to December 31, 2021.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

As of December 31, 2022 and 2021, there were 6,250,000 Founder Shares outstanding.

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

Administrative Services Agreement

On the Close Date, the Company entered into an agreement to pay $50,000 a month for office space, administrative and support services to an affiliate of the Sponsor, and will terminate the agreement upon the earlier of a Business Combination or the liquidation of the Company. For the year ended December 31, 2022 and for the period from Inception to December 31, 2021, the Company incurred expenses of $600,000 and $224,194 under this agreement, respectively.

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

At December 31, 2022 and December 31, 2021, the balance of funds held in the Trust Account was $253,635,404 and $250,000,000, respectively.

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

7. Shareholders’ Deficit

Class A Ordinary Shares

The Company is currently authorized to issue 500,000,000 Class A ordinary shares. Depending on the terms of a potential Business Combination, the Company may be required to increase the number of authorized Class A ordinary shares at the same time as its shareholders vote on the Business Combination to the extent the Company seeks shareholder approval in connection with its Business Combination. Holders of Class A ordinary shares are entitled to one vote for each share with the exception that only holders of Class F ordinary shares have the right to vote on the election of directors prior to the completion of a Business Combination, subject to adjustment as provided in the Company’s amended and restated memorandum and articles of association. At December 31, 2022 and 2021, there were 25,000,000 Class A ordinary shares issued and outstanding, of which 25,000,000 shares were subject to possible redemption and were classified at their redemption value outside of shareholders’ deficit at the balance sheet.

Founder Shares

The Company is currently authorized to issue 50,000,000 Class F ordinary shares. At December 31, 2022 and 2021, there were 6,250,000 Class F ordinary shares (Founder Shares) issued and outstanding.

Preferred Shares

The Company is authorized to issue 5,000,000 preferred shares. The Company’s board of directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors is able to, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At December 31, 2022 and 2021, there were no preferred shares issued or outstanding.

Dividend Policy

The Company has not paid and does not intend to pay any cash dividends on its ordinary shares prior to the completion of the Business Combination. Additionally, the Company’s board of directors does not contemplate or anticipate declaring any stock dividends in the foreseeable future.

8. Fair Value Measurements

The following table presents information about the Company’s derivative liabilities that are measured at fair value on a recurring basis as of December 31, 2022 and 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrants	$666,667	$—	$—	$666,667
Private Placement Warrants	—	373,333	—	373,333
Total	$666,667	$373,333	$—	$1,040,000

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrants	$5,833,333	$—	$—	$5,833,333
Private Placement Warrants	—	3,266,667	—	3,266,667
Total	$5,833,333	$3,266,667	$—	$9,100,000

The following table presents the changes in the fair value of the Company’s derivative liabilities that are measured at fair value for the year ended December 31, 2022 and for the period from Inception to December 31, 2021. The Company did not hold any derivative liabilities measured at fair value for the period from Inception to the Close Date.

	Warrants	Private Placement Warrants	Total
Liabilities:
Fair value at December 31, 2021	$5,833,333	$3,266,667	$9,100,000
Change in fair value	(5,166,666)	(2,893,334)	(8,060,000)
Fair value at December 31, 2022	$666,667	$373,333	$1,040,000

	Warrants	Private Placement Warrants	Total
Liabilities:
Fair value when issued (Close Date)	$12,500,000	$7,000,000	$19,500,000
Change in fair value	(6,666,667)	(3,733,333)	(10,400,000)
Fair value at December 31, 2021	$5,833,333	$3,266,667	$9,100,000

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

Transfers between Level 3 and Level 1 and Level 3 and Level 2 during the period from Inception to December 31, 2021 occurred due to a change in observable inputs for the related derivatives. Total unrealized gains and losses recorded for Level 3 investments are reported in change in fair value of derivatives on the Statement of Operations for the period from Inception to December 31, 2021.

The Company did not hold any Level 3 financial instruments for the year ended December 31, 2022.

There were no transfers between Level 2 and Level 1 for the year ended December 31, 2022 and during the period from Inception to December 31, 2021.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Principal Executive Officer and Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or because the degree of compliance with policies or procedures may deteriorate.

Management conducted, under the supervision of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on the assessment performed, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012.

During the most recently completed fiscal year, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our current directors and executive officers are as follows:

Name	Age	Title
R. Halsey Wise	57	Chief Executive Officer and Chairman
Anthony Colaluca	56	President and Director
Martin Davidson	46	Chief Financial Officer
Art Heidrich	36	Secretary
Jeffrey Rhodes	48	Director
Nehal Raj	44	Director
A.G. Breitenstein	53	Director
Dr. Julie Gerberding	66	Director
Christopher H. Hunter	53	Director
Bill Miller	55	Director
Bharat Sundaram	45	Director

R. Halsey Wise has been our Chief Executive Officer and Chairman since July 2021. Mr. Wise is also Chairman and Chief Executive of Lime Barrel Advisors, LLC, a private investment firm, which he founded and where he has served since October 2010. Mr. Wise brings nearly 30 years of leadership, HealthTech, Software and financial experience to AfterNext in addition to valuable experience having led several successful business transformation, growth and value creation initiatives. Mr. Wise served as chairman, CEO, or president of three public companies, including serving as chairman and CEO of MedAssets Inc., a leading healthcare technology performance improvement Company, from February 2015 to February 2016. Prior to that, Mr. Wise served as chairman, president and CEO of Intergraph Corporation from July 2003 to October 2010; chairman, CEO and president of the North American region for Solution 6 Holdings, Ltd. from December 1999 to June 2003; general manager of the North American region for Global Services for CA, Inc. from April 1999 to December 1999; and president and COO of Computer Management Sciences, Inc. from August 1997 to April 1999. Mr. Wise served on the board of directors of publicly held technology companies, Cerner Corporation from April 2019 until its sale to Oracle Corp in June 2022 and AspenTech from July 2016 until its sale to Emerson Electric in May 2022. He has also served on the board of directors of WellSky, a private health care information technology company, since January 2019. Previously, Mr. Wise also served on boards of directors at publicly held companies including Cotiviti Health Inc. from December 2017 to August 2018, MedAssets, Inc. from March 2014 to February 2016, Acxiom Corporation from September 2006 to December 2011 and Intergraph Corporation from July 2003 to October 2010. Mr. Wise has also served as a senior advisor for HealthTech to TPG Capital, a global private investment firm, since October 2019. As a result of Wise’s leadership at Intergraph, Mr. Wise is recognized as one of the software industry leaders in the disciplines of transformative leadership, innovation, value creation, capital allocation and performance-based cultures. In 2010, Wise received the Ernst & Young Entrepreneur of the Year Award in the technology category in Alabama/Georgia/Tennessee. In 1994, Mr. Wise began his career as an investment banker specializing in software and technology as a Vice President with The Robinson-Humphrey Company. Mr. Wise received an MBA in finance and marketing from the J.L. Kellogg Graduate School of Management at Northwestern University and a bachelor’s degree in history from the University of Virginia. We believe that Mr. Wise’s prior experience with public companies, especially in HealthTech and software sectors, makes him well qualified to serve as our Chief Executive Officer and Chairman.

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

Martin Davidson has been our Chief Financial Officer since April 2021. Mr. Davidson is a Partner and Chief Accounting Officer of TPG, where he has worked since January 2005 and the Chief Accounting Officer of TPG Inc. Mr. Davidson is responsible for overseeing all accounting and reporting related to TPG Inc. and subsidiaries, including its funds, management companies and other entities. Mr. Davidson has served as Chief Financial Officer of TPG Pace Beneficial II Corp. since March 2021. Previously, Mr. Davidson served as the Chief Financial Officer of TPG Pace Beneficial Finance Corp., TPG Pace Solutions from its inception in March 2021 until its business combination with Vacasa in December 2021, TPG Pace Tech Opportunities Corp. from its inception in July 2020 until its business combination with Nerdy in September 2021 and Pace-II from its inception in February 2017 until its business combination with Accel in November 2019. Mr. Davidson also served as the Chief Financial Officer of Pace Energy from its inception in February 2017 until its business combination with Magnolia in July 2018. In addition, he has held the position of Chief Financial Officer and Financial Operations Principal of TPG’s broker/dealers and served on the board of multiple special purpose investment vehicles of TPG’s investment funds. Prior to joining TPG in 2005, Mr. Davidson was an audit manager at KPMG where he primarily served clients in the financial services industry including private equity funds and hedge funds. Mr. Davidson received a B.B.A. in accounting from Texas Christian University and a Masters of Professional Accounting from The University of Texas at Austin. Mr. Davidson is a Certified Public Accountant and a former member of the AICPA Investment Companies Expert Panel. We believe that Mr. Davidson’s longstanding experience with financial operations and accounting makes him well qualified to serve as our Chief Financial Officer.

Art Heidrich has been our Secretary since July 2021. Mr. Heidrich is currently a Principal at TPG in the San Francisco office, where he helps lead and support TPG’s investment activities in software and enterprise technology across its private equity platforms. Mr. Heidrich currently serves on the board of directors of Boomi, ClaimsXten, Digital.ai, Sauce Labs, and WellSky, and is a board observer of Checkmarx and Sonatype. Mr. Heidrich previously served on the board of directors of Wind River. Prior to joining TPG in 2011, Mr. Heidrich worked at Morgan Stanley as a technology focused investment banker. Mr. Heidrich received a bachelor’s degree in Economics from Stanford University and an MBA from the Stanford Graduate School of Business, where he was an Arjay Miller Scholar. We believe that Mr. Heidrich’s longstanding experience as an investor and board member makes him well qualified to serve as our Secretary.

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

Dr. Julie Gerberding has served as a member of our board of directors since August 16, 2021. Dr. Gerberding is Chief Executive Officer of the Foundation for the National Institutes of Health as of May 16, 2022 and former executive vice president and chief patient officer at Merck & Co., Inc., where she was responsible for global public policy, communications, patient engagement, corporate social responsibility and other functions. She joined Merck in 2010 as president of vaccines and was instrumental in increasing access to the company’s vaccines to people around the world. Previously, Dr. Gerberding was Director of the U.S. CDC, where she led the agency through SARS and over 40 emergency responses to public health crises. She served on the board of Cerner Corporation from 2017 until the company was acquired by Oracle, and currently serves on the boards of HilleVax and SummerBio. She also co-chairs the CSIS Commission on Strengthening America’s Health Security. Dr. Gerberding received undergraduate and M.D. degrees from Case Western Reserve University and a Masters of Public Health at the University of California, Berkeley. She completed her internship and residency in Internal Medicine and fellowship in Clinical Pharmacology and Infectious Diseases at the University of California, San Francisco, where she is currently an Adjunct Associate Professor of Medicine. We believe that Dr. Gerberding’s prior experience makes her well qualified to serve as our Director.

Christopher H. Hunter has served as a member of our board of directors since August 16, 2021. Mr. Hunter has served as the Chief Executive Officer of Acadia Healthcare since April 2022. Acadia is the largest stand-alone behavioral health company in the United States, operating a network of 246 behavioral health facilities in 40 states and Puerto Rico. Acadia has over 22,5000 employees serving approximately 75,000 patients daily across 4 service lines. In his prior role, Mr. Hunter served as the President of the Group and Military business at Humana from September 2018 to September 2021, where he was responsible for driving the growth and profitability of Humana’s Employer Group products including medical, specialty and wellness offerings. In addition, Mr. Hunter was responsible for Humana’s Military Business, which was the largest Medical Services contractor providing service to active duty and retired military and their eligible family members through TRICARE, the Defense Health Agency. In this role, Mr. Hunter oversaw approximately 20 million commercial group, specialty and TRICARE members. Previously, Mr. Hunter was Humana’s Chief Strategy Officer from January 2014 to September 2018, with responsibility for leading Humana’s corporate strategy, as well as setting the direction of the company’s merger and acquisition and joint venture activities. Prior to starting with Humana in 2014, Mr. Hunter was President of Provider Markets at TriZetto, a Denver-based health IT software/services firm serving more than 200,000 providers, from July 2012 to December 2013. Previously, Mr. Hunter served on the executive leadership team at BlueCross BlueShield of Tennessee from March 2004 to July 2012 and helped take TriZetto private in 2008. He currently serves on the Board of the Honors Program at the University of North Carolina. Mr. Hunter received an MBA from the Harvard Business School and a bachelor’s degree with highest honors from the University of North Carolina at Chapel Hill. We believe that Mr. Hunter’s extensive executive experience with both public and private growth companies and broad knowledge of the healthcare industry makes him well qualified to serve as our Director.

Bill Miller has served as a member of our board of directors since August 16, 2021. Mr. Miller is currently the Chairman and CEO of WellSky and a recognized leader in the healthcare industry. Mr. Miller has a rich background that includes a more than 20-year history of bringing groundbreaking growth strategies and technological innovation to the healthcare marketplace and a proven track record of launching and leading highly successful healthcare IT companies. Prior to joining WellSky in July 2017, Mr. Miller served as the CEO of OptumInsight, a division of Optum, which is the health services platform of UnitedHealth Group, where he worked from October 2008 to April 2017. Under Mr. Miller’s leadership, OptumInsight experienced unprecedented revenue growth, expanded margins and claimed a transformative position in the health services market. Mr. Miller led the evolution of Optum into the leader in health care analytics and launched several tech-enabled business platforms. Prior to OptumInsight, Mr. Miller served as senior vice president of technologies at Cerner Corporation from 2002 to 2008, where Mr. Miller had global responsibility for the company’s managed services, outsourcing and technology services business units. Mr. Miller received a bachelor’s degree in economics and a master’s degree in urban planning and public policy from the University of Kansas. We believe that Mr. Miller’s prior experience makes him well qualified to serve as our Director.

Nehal Raj has served as a member of our board of directors since July 2021. Mr. Raj is Co-Managing Partner of TPG Capital and Co-Managing Partner of TPG Tech Adjacencies and has been with TPG since July 2006. Mr. Raj co-leads the firm’s investment activities in software and enterprise technology across its private equity platforms. Mr. Raj has served on the boards of directors of Nintex since October 2021, Boomi since October 2021, Digital.ai since August 2019, Kaseya since April 2019, Noodle.ai since June 2016, Planview since December 2020, and WellSky since February 2017. Mr. Raj previously served on the boards of Wind River from June 2018 to December 2022, C3 AI from June 2016 to August 2021, CCC Information Services from February 2013 to April 2017, IMS Health from February 2010 to March 2014, Intergraph from October 2006 to October 2010 and Zscaler from February 2015 to December 2020. Mr. Raj also currently serves on the board of Trustees of San Francisco Day School and the Advisory board of Breakthrough San Francisco. Mr. Raj received an MBA from Harvard Business School (Baker Scholar) and an AB with Distinction in Economics and MS in Industrial Engineering from Stanford University (Phi Beta Kappa). We believe that Mr. Raj’s extensive experience in technology and software and service on boards of public companies make makes him well qualified to serve as our Director.

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

Bharat Sundaram has served as a member of our board of directors since August 16, 2021. Mr. Sundaram has served as the President and COO of Vizient, Inc., the largest member driven healthcare performance improvement company in the country, since June 2019. Mr. Sundaram has oversight of the development and delivery of the company’s products and services. Mr. Sundaram’s areas of responsibility include technology, analytics, services and advisory solutions the company deploys to support its health system customers drive improvements in supply chain, pharmacy, quality and operations and strategic growth. Mr. Sundaram currently serves on the board of directors for Kaufman Hall, a healthcare management consulting firm. From February 2016 to June 2019, Mr. Sundaram was President of Vizient’s Performance Improvement Services group, which encompassed Vizient’s analytics, networks and advisory areas. From February 2009 to February 2016, Mr. Sundaram was at MedAssets and served in several roles, including President of the Spend and Clinical Resource Management segment. From September 2007 to January 2009, Mr. Sundaram was with the Boston Consulting Group. Mr. Sundaram received an MBA from the Wharton School at the University of Pennsylvania and a bachelor’s degree in industrial engineering from the University of California at Berkeley. We believe that Mr. Sundaram’s experience in a wide variety of healthcare companies makes him well qualified to serve as our Director.

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

•
audits of our financial statements;
•
the integrity of our financial statements;
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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
R. Halsey Wise	Lime Barrel Advisors, LLC	Consulting	Chairman and Chief Executive
	WellSky	Healthcare IT	Director
	The Community Foundation for Northeast Florida	Charitable Organization	Director

Anthony Colaluca	Colaluca Business Advisors	Consulting	President
	MultiPlan Corporation	Healthcare Solutions	Director
	Feeding Northeast Florida	Food Bank	Director

Martin Davidson	TPG Global, LLC (and affiliated entities)	Alternative Investment Manager	Partner and Chief Accounting Officer
	TPG Inc.	Alternative Investment Manager	Chief Accounting Officer
	TPG Pace Beneficial II Corp.	Investment	Chief Financial Officer

Art Heidrich	Digital.ai	Software	Board Member
	Sauce Labs	Cloud-based Technology	Board Member
	WellSky	Healthcare IT	Board Member
	Boomi	Software	Board Member
	ClaimsXten	Healthcare IT	Board Member

A.G. Breitenstein	Folx Health	Queer and trans healthcare	Chief Executive Officer
	WellSky	Healthcare IT	Director
	MedArrive	Home Healthcare	Director

Dr. Julie Gerberding	Foundation for the National Institutes of Health	Healthcare	Chief Executive Officer
	HillieVax, Inc.	Pharmaceuticals	Board Member
	SummerBio, LLC	Diagnostics	Board Member

Christopher H. Hunter	Acadia Healthcare Company, Inc.	Provider	Chief Executive Officer

Bill Miller	WellSky	Healthcare IT	Chairman and Chief Executive Officer
	LifeStance Health Group, Inc.	Healthcare	Board Member
	ClaimsXten	Healthcare IT	Chairman of the Board

Nehal Raj	TPG Global, LLC (and affiliated entities)	Alternative Investment Manager	Partner
	Kaseya	Remote Management Software	Board Member
	Planview	Software	Board Member
	Digital.ai	Software	Board Member
	Noodle.ai	Flow Operations	Board Member
	WellSky	Healthcare IT	Board Member
	Boomi	Software	Board Member
	Nintex	Software	Board Member

Jeffrey Rhodes	TPG Global, LLC (and affiliated entities)	Alternative Investment Manager	Partner
	Beaver-Visitec International	Healthcare	Board Member
	Immucor	Healthcare	Board Member
	Kelsey Seybold Clinic	Healthcare	Board Member
	LifeStance Health Group, Inc.	Healthcare	Board Member
	WellSky	Healthcare IT	Board Member
	Troon	Management Services	Board Member
	Pediatric Associates	Healthcare	Board Member

Bharat Sundaram	Vizient, Inc.	Healthcare IT and Services	President and Chief Operating Officer
	Vocera Communications, Inc.	Healthcare IT	Board Member
	Alluma	Healthcare Services	Board Member
	Excelerate	Healthcare Services	Board Member
	Kaufman Hall	Healthcare Services	Board Member

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

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provide for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information available to us at February 1, 2023 with respect to our ordinary shares held by:

•
each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;
•
each of our executive officers and directors that beneficially own ordinary shares; and
•
all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have shared or sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as they are not exercisable within 60 days of February 8, 2023.

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
(3)
Represents the interest directly held by AfterNext HealthTech Sponsor, Series LLC. The managing member of AfterNext HealthTech Sponsor, Series LLC is TPG HealthTech Governance, LLC, a Delaware limited liability company, whose sole member is TPG Operating Group III, L.P., a Delaware limited partnership, whose general partner is TPG Holdings III-A, L.P., a Cayman Islands limited partnership, whose general partner is TPG Holdings III-A, LLC, a Cayman Islands limited liability company, whose sole shareholder is TPG GP Co, LLC, a Delaware limited liability company, whose controlling shareholder is TPG Inc., a Delaware corporation, whose shares of Class B common stock (which represent a majority of the combined voting power of the common stock) are held by TPG Group Holdings (SBS), L.P., a Delaware limited partnership, whose general partner is TPG Group Holdings (SBS) Advisors, LLC, a Delaware limited liability company, whose managing member is TPG GP A, LLC, a Delaware limited liability company, which is owned by entities owned by David Bonderman, James G. Coulter and Jon Winkelried. Messrs. Bonderman, Coulter and Winkelried may therefore be deemed to beneficially own the securities held by AfterNext HealthTech Sponsor, Series LLC. Messrs. Bonderman, Coulter and Winkelried disclaim beneficial ownership of the securities held by AfterNext HealthTech Sponsor, Series LLC except to the extent of their pecuniary interest therein. The address of each of AfterNext HealthTech Sponsor, Series LLC and Messrs. Bonderman, Coulter and Winkelried is c/o TPG Inc., 301 Commerce Street, Suite 3300, Fort Worth, TX 76102.

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

On May 3, 2021, our Sponsor purchased an aggregate of 20,000,000 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.001 per share. On August 6, 2021, our Sponsor transferred 40,000 Founder to each of our four independent directors at their original purchase price. On August 11, 2021, our Sponsor forfeited 12,812,500 Founder Shares for no consideration. On September 25, 2021, our Sponsor forfeited 937,500 Founder Shares on the expiration of the underwriters’ over-allotment option. At December 31, 2022, our Sponsor and our four independent directors held, collectively, 6,250,000 Founder Shares.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

On May 3, 2021, our Sponsor purchased an aggregate of 20,000,000 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.001 per share. On August 6, 2021, our Sponsor transferred 40,000 Founder to each of our four independent directors at their original purchase price. On August 11, 2021, our Sponsor forfeited 12,812,500 Founder Shares for no consideration. On September 25, 2021, our Sponsor forfeited 937,500 Founder Shares on the expiration of the underwriters’ over-allotment option. At December 31, 2022, our Sponsor and our four independent directors held, collectively, 6,250,000 Founder Shares.

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

On November 5, 2021, our Sponsor loaned us $2,000,000 in unsecured promissory notes. The funds are available for our operating needs. These notes are non-interest bearing and were outstanding as of December 31, 2022.

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

Item 14. Principal Accounting Fees and Services.

Fees for professional services provided by our independent registered public accounting firm since inception include:

		For the Period
	For the Year	from April 12, 2021
	Ended	(Inception) to
	December 31, 2022	December 31, 2021
Audit Fees (1)	$160,000	$150,000
Audit-Related Fees (2)	3,500	90,000
Tax Fees (3)	841	—
All Other Fees (4)	—	—
Total	$164,341	$240,000

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

AfterNext HealthTech Acquisition Corp.

Date: February 8, 2023	By:	/s/ R. Halsey Wise
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

Name	Title	Date

/s/ R. Halsey Wise	Chief Executive Officer and Chairman	February 8, 2023
R. Halsey Wise	(Principal Executive Officer)

/s/ Anthony Colaluca	President and Director	February 8, 2023
Anthony Colaluca

/s/ Martin Davidson	Chief Financial Officer	February 8, 2023
Martin Davidson	(Principal Financial and Accounting Officer)

/s/ Jeffrey Rhodes	Director	February 8, 2023
Jeffrey Rhodes

/s/ Nehal Raj	Director	February 8, 2023
Nehal Raj

/s/ A.G. Breitenstein	Director	February 8, 2023
A.G. Breitenstein

/s/ Julie Gerberding	Director	February 8, 2023
Dr. Julie Gerberding

/s/ Christopher H. Hunter	Director	February 8, 2023
Christopher H. Hunter

/s/ Bill Miller	Director	February 8, 2023
Bill Miller

/s/ Bharat Sundaram	Director	February 8, 2023
Bharat Sundaram