Form 10-Q
period 2023-03-31
AfterNext HealthTech Acquisition Corp.
filed 2023-05-04
CIK 1865975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

At April 27, 2023, there were 25,000,000 Class A ordinary shares, $0.0001 par value per share, and 6,250,000 Class F ordinary shares, $0.0001 par value per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AfterNext HealthTech Acquisition Corp.

Condensed Balance Sheets

(unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash	$339,058	$678,163
Prepaid expenses	259,473	311,265
Total current assets	598,531	989,428
Investments held in Trust Account	256,347,313	253,635,404
Total assets	$256,945,844	$254,624,832
Liabilities and shareholders' deficit
Current liabilities:
Accrued professional fees and other expenses	$154,271	$154,960
Note payable to Sponsor	2,000,000	2,000,000
Derivative liabilities	2,210,000	1,040,000
Deferred underwriting compensation	8,750,000	8,750,000
Total current liabilities	13,114,271	11,944,960
Total liabilities	13,114,271	11,944,960
Commitments and contingencies
Class A ordinary shares subject to possible redemption; 25,000,000 shares at March 31, 2023 and December 31, 2022 at a redemption value of $10.25 and $10.15 per share, respectively	256,347,313	253,635,404
Shareholders' deficit:
Preferred shares, $0.0001 par value; 5,000,000 shares authorized, none issued or outstanding at March 31, 2023 and December 31, 2022	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized, none issued or outstanding (excluding 25,000,000 shares subject to possible redemption) at March 31, 2023 and December 31, 2022	—	—
Class F ordinary shares, $0.0001 par value; 50,000,000 shares authorized, 6,250,000 shares issued and outstanding at March 31, 2023 and December 31, 2022	625	625
Additional paid-in capital	—	—
Accumulated deficit	(12,516,365)	(10,956,157)
Total shareholders' deficit	(12,515,740)	(10,955,532)
Total liabilities and shareholders' deficit	$256,945,844	$254,624,832

The accompanying notes are an integral part of these condensed financial statements.

AfterNext HealthTech Acquisition Corp.

Condensed Statements of Operations

(unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2023	March 31, 2022
Revenue	$—	$—
Professional fees and other expenses	390,208	418,533
Change in fair value of derivatives	1,170,000	(3,640,000)
Income (loss) from operations	(1,560,208)	3,221,467
Interest income	2,711,909	—
Net income attributable to ordinary shares	$1,151,701	$3,221,467
Net income (loss) per ordinary share:
Class A ordinary shares - basic and diluted	$0.04	$0.10
Class F ordinary shares - basic and diluted	$(0.40)	$0.10
Weighted average ordinary shares outstanding:
Class A ordinary shares - basic and diluted	25,000,000	25,000,000
Class F ordinary shares - basic and diluted	6,250,000	6,250,000

The accompanying notes are an integral part of these condensed financial statements.

AfterNext HealthTech Acquisition Corp.

Condensed Statements of Changes in Shareholders’ Deficit

(unaudited)

	Preferred Shares		Class A Ordinary Shares		Class F Ordinary Shares		Additional	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance at December 31, 2021	—	$—	—	$—	6,250,000	$625	$—	$(17,548,020)	$(17,547,395)
Net income attributable to ordinary shares	—	—	—	—	—	—	—	3,221,467	3,221,467
Balance at March 31, 2022	—	$—	—	$—	6,250,000	$625	$—	$(14,326,553)	$(14,325,928)

	Preferred Shares		Class A Ordinary Shares		Class F Ordinary Shares		Additional	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance at December 31, 2022	—	$—	—	$—	6,250,000	$625	$—	$(10,956,157)	$(10,955,532)
Adjustment to increase Class A ordinary shares subject to possible redemption to maximum redemption value as of March 31, 2023	—	—	—	—	—	—	—	(2,711,909)	(2,711,909)
Net income attributable to ordinary shares	—	—	—	—	—	—	—	1,151,701	1,151,701
Balance at March 31, 2023	—	$—	—	$—	6,250,000	$625	$—	$(12,516,365)	$(12,515,740)

The accompanying notes are an integral part of these condensed financial statements.

AfterNext HealthTech Acquisition Corp.

Condensed Statements of Cash Flows

(unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2023	March 31, 2022
Cash flows from operating activities:
Net income attributable to ordinary shares	$1,151,701	$3,221,467
Changes in operating assets and liabilities:
Prepaid expenses	51,792	105,003
Change in fair value of derivative liabilities	1,170,000	(3,640,000)
Accrued professional fees and other expenses	(689)	98,074
Interest on investments held in Trust Account	(2,711,909)	—
Net cash used in operating activities	(339,105)	(215,456)
Net change in cash	(339,105)	(215,456)
Cash at beginning of period	678,163	1,738,011
Cash at end of period	$339,058	$1,522,555

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

The Company was formed on April 12, 2021 and as of that date had not commenced operations. On May 3, 2021, the Company was funded with $25,000 for which it issued Founder Shares (as defined below). All activity for the period from April 12, 2021 (“Inception”) through March 31, 2023 relates to the Company’s formation, its initial public offering (“Public Offering”), which closed on August 16, 2021 (the “Close Date”), and the identification and evaluation of potential acquisition targets for a Business Combination. The Company will not generate operating revenues prior to the completion of the Business Combination and will generate non-operating income in the form of interest income on Permitted Investments (as defined below) from the proceeds derived from the Public Offering.

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

The Trust Account

Gross proceeds of $250,000,000 and $7,000,000 from the Public Offering and the sale of the Private Placement Warrants, respectively, less underwriting discounts of $5,000,000; and funds of $2,000,000 designated to pay the Company’s accrued formation and offering costs, ongoing administrative and acquisition search costs, plus repay notes payable of $750,000 to the Sponsor at the Close Date, were placed in the Trust Account at the Close Date. One April 6, 2022, the funds in the Trust Account were invested in specified U.S. government treasury bills with a maturity of 180 days and less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations (collectively “Permitted Investments”).

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position at March 31, 2023 and December 31, 2022 and the results of operations and cash flows for the periods presented.

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

Cash

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have any cash equivalents as of March 31, 2023 or December 31, 2022.

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

In addition to the publicly traded warrant price, the following inputs for the valuation models used to calculate the fair value of the Warrant Securities were as follows,

	March 31, 2023	December 31, 2022
Implied volatility	7%	6%
Risk-free interest rate	3.53%	3.90%
Instrument exercise price for one Class A ordinary share	$11.50	$11.50
Expected term	5.4 years	5.6 years

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

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of Financial Accounting Standards Board (“FASB”) ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period as calculated using the treasury stock method. As of March 31, 2023 and 2022, the Company had outstanding warrants and Private Placement Warrants to purchase up to 13,000,000 Class A ordinary shares. The weighted average of these shares was excluded from the calculation of diluted net income (loss) per ordinary share since the exercise of these instruments is contingent upon the occurrence of future events. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share.

As of March 31, 2023 and 2022, the Company had two classes of ordinary shares, Class A ordinary shares and Class F ordinary shares. For the three months ended March 31, 2023 and 2022, earnings are shared pro rata between the two classes of ordinary shares as follows:

	For the Three Months Ended March 31, 2023		For the Three Months Ended March 31, 2022
	Class A	Class F	Class A	Class F
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income	$921,361	$230,340	$2,577,174	$644,293
Accretion of Class A ordinary shares subject to possible redemption	—	(2,711,909)	—	—
	$921,361	$(2,481,569)	$2,577,174	$644,293
Denominator:
Weighted average ordinary shares outstanding:	25,000,000	6,250,000	25,000,000	6,250,000
Basic and diluted net income (loss) per ordinary share	$0.04	$(0.40)	$0.10	$0.10

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

The Company’s Class F ordinary shares were issued subject to a performance condition, namely the occurrence of a Business Combination. This market condition is considered in determining the grant date fair value of these instruments using Monte Carlo simulation. Compensation expense related to the Class F ordinary shares is recognized only when the performance condition is probable of occurrence, or more specifically when a Business Combination is consummated. Therefore, no stock-based compensation expense has been recognized during the three months ended March 31, 2023 and 2022.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40) (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. The ASU’s amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. The Company's adoption of ASU 2020-06 on January 1, 2022 did not have a material impact on the Company's condensed financial statements.

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

As of March 31, 2023, there were 6,250,000 Founder Shares outstanding.

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

Administrative Services Agreement

On the Close Date, the Company entered into an agreement to pay $50,000 a month for office space, administrative and support services to an affiliate of the Sponsor, and will terminate the agreement upon the earlier of a Business Combination or the liquidation of the Company. For each of the three months ended March 31, 2023 and 2022, the Company incurred expenses of $150,000 under this agreement.

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

At March 31, 2023 and December 31, 2022, the balance of funds held in the Trust Account was $256,347,313 and $253,635,404. respectively.

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

7. Shareholder’s Deficit

Class A Ordinary Shares

The Company is currently authorized to issue 500,000,000 Class A ordinary shares. Depending on the terms of a potential Business Combination, the Company may be required to increase the number of authorized Class A ordinary shares at the same time as its shareholders vote on the Business Combination to the extent the Company seeks shareholder approval in connection with its Business Combination. Holders of Class A ordinary shares are entitled to one vote for each share with the exception that only holders of Class F ordinary shares have the right to vote on the election of directors prior to the completion of a Business Combination, subject to adjustment as provided in the Company’s amended and restated memorandum and articles of association. At each of March 31, 2023 and December 31, 2022, there were 25,000,000 Class A ordinary shares issued and outstanding, of which 25,000,000 shares were subject to possible redemption and were classified at their redemption value outside of shareholders’ deficit at the balance sheet.

Founder Shares

The Company is currently authorized to issue 50,000,000 Class F ordinary shares. At each of March 31, 2023 and December 31, 2022, there were 6,250,000 Class F ordinary shares (Founder Shares) issued and outstanding

Preferred Shares

The Company is authorized to issue 5,000,000 preferred shares. The Company’s board of directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors is able to, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At each of March 31, 2023 and December 31, 2022, there were no preferred shares issued or outstanding.

Dividend Policy

The Company has not paid and does not intend to pay any cash dividends on its ordinary shares prior to the completion of the Business Combination. Additionally, the Company’s board of directors does not contemplate or anticipate declaring any stock dividends in the foreseeable future.

8. Fair Value Measurements

The following table presents information about the Company’s derivative liabilities that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	As of March 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrants	$1,416,667	$—	$—	$1,416,667
Private Placement Warrants	—	793,333	—	793,333
Total	$1,416,667	$793,333	$—	$2,210,000

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrants	$666,667	$—	$—	$666,667
Private Placement Warrants	—	373,333	—	373,333
Total	$666,667	$373,333	$—	$1,040,000

The following table presents the changes in the fair value of the Company’s derivative liabilities that are measured at fair value for the three months ended March 31, 2023 and 2022.

	Warrants	Private Placement Warrants	Total
Liabilities:
Fair value at December 31, 2022	$666,667	$373,333	$1,040,000
Change in fair value	750,000	420,000	1,170,000
Fair value at March 31, 2023	$1,416,667	$793,333	$2,210,000

	Warrants	Private Placement Warrants	Total
Liabilities:
Fair value at December 31, 2021	$5,833,333	$3,266,667	$9,100,000
Change in fair value	(2,333,333)	(1,306,667)	(3,640,000)
Fair value at March 31, 2022	$3,500,000	$1,960,000	$5,460,000

The Company did not hold any Level 3 financial instruments as of March 31, 2023 and December 31, 2022 or during the three months ended March 31, 2023 and 2022.

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

At March 31, 2023, we held cash of $339,058 and current liabilities of $13,114,271. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

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

Results of Operations

For the three months ended March 31, 2023 and 2022, we earned net income of $1,151,701 and $3,221,467, respectively.

For the three months ended March 31, 2023 net income consisted primarily of interest income of $2,711,909, offset by losses from changes in the fair value of derivative liabilities of $1,170,000 and professional expenses of $390,208.

For the three months ended March 31, 2022 net income consisted primarily of gains from changes in the fair value of derivative liabilities of $3,640,000, offset by professional expenses of $418,533 associated with our formation and preparation for our Public Offering.

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

At March 31, 2023, we had cash of $339,058 and negative working capital of $10,305,740, excluding derivative liabilities.

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

Contractual Obligations

At March 31, 2023, we did not have any long-term debt, lease obligations or long-term liabilities. On the Close Date, we entered into an administrative support agreement pursuant to which we have agreed to pay an affiliate of the Sponsor a total of $50,000 per month for office space, administrative and support services. Upon the earlier of the completion of the Business Combination or the Company’s liquidation, we will cease paying these monthly fees.

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

Net Income (Loss) Per Ordinary Share

We comply with accounting and disclosure requirements of Financial Accounting Standards Board (“FASB”) ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period, plus to the extent dilutive the incremental number of shares of ordinary shares to settle warrants, as calculated using the treasury stock method. As of March 31, 2023, we had outstanding Warrants and Private Placement Warrants to purchase up to 13,000,000 Class A ordinary shares. The weighted average of these shares was excluded from the calculation of diluted net income (loss) per ordinary share since the exercise of these instruments is contingent upon the occurrence of future events. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share.

We have two classes of ordinary shares, Class A ordinary shares and Class F ordinary shares. Earnings and losses are shared pro rata between the two classes of ordinary shares.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40) (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. The ASU’s amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. The Company's adoption of ASU 2020-06 on January 1, 2022 did not have a material impact on the Company's condensed financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Principal Executive Officer and Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report are any of the risks disclosed in our Annual Report on Form 10-K filed with the SEC on February 8, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

AFTERNEXT HEALTHTECH ACQUISITION CORP.

Date: May 4, 2023	By:	/s/ R. Halsey Wise
R. Halsey Wise
Chief Executive Officer

Date: May 4, 2023	By:	/s/ Martin Davidson
Martin Davidson
Chief Financial Officer (Principal Financial and Accounting Officer)