Form 10-Q
period 2023-06-30
AfterNext HealthTech Acquisition Corp.
filed 2023-07-25
CIK 1865975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
June 30
, 2023
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
At July 21, 2023, there were

25,000,000
Class A ordinary shares, $0.0001 par value per share, and
6,250,000
Class F ordinary shares, $0.0001 par value per share, issued and outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
AfterNext HealthTech Acquisition Corp.
Condensed Balance Sheets
(unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash	$21,183	$678,163
Prepaid expenses	125,615	311,265

Total current assets	146,798	989,428
Investments held in Trust Account	259,370,188	253,635,404

Total assets	$259,516,986	$254,624,832

Liabilities and shareholders’ deficit
Current liabilities:
Accrued professional fees and other expenses	$36,415	$154,960
Note payable to Sponsor	2,000,000	2,000,000
Derivative liabilities	1,170,000	1,040,000
Deferred underwriting compensation	8,750,000	8,750,000

Total current liabilities	11,956,415	11,944,960

Total liabilities	11,956,415	11,944,960
Commitments and contingencies
Class A ordinary shares subject to possible redemption; 25,000,000 shares as of June 30, 2023 and December 31, 2022 at a redemption value of $ 10.37 and $10.15 per share, respectively	259,370,188	253,635,404
Shareholders’ deficit:
Preferred shares, $0.0001 par value; 5,000,000 shares authorized, none issued or outstanding as of June 30, 2023 and December 31, 2022	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized, none issued or outstanding (excluding 25,000,000 shares subject to possible redemption) as of June 30, 2023 and December 31, 2022	—	—
Class F ordinary shares, $0.0001 par value; 50,000,000 shares authorized, 6,250,000 shares issued and outstanding at June 30, 2023 and December 31, 2022	625	625
Additional paid-in capital	—	—
Accumulated deficit	(11,810,242)	(10,956,157)

Total shareholders’ deficit	(11,809,617)	(10,955,532)

Total liabilities and shareholders’ deficit	$259,516,986	$254,624,832

The accompanying notes are an integral part of these condensed financial statements.

AfterNext HealthTech Acquisition Corp.
Condensed Statements of Operations
(unaudited)

	For the Three Months Ended June 30, 2023	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022
Revenue	$—	$—	$—	$—
Professional fees and other expenses	333,877	343,340	724,085	761,873
Change in fair value of derivatives	(1,040,000)	(2,990,000)	130,000	(6,630,000)

Income (loss) from operations	706,123	2,646,660	(854,085)	5,868,127
Interest income	3,022,875	346,962	5,734,784	346,962

Net income attributable to ordinary shares	$3,728,998	$2,993,622	$4,880,699	$6,215,089

Net income (loss) per ordinary share:
Class A ordinary shares – basic and diluted	$0.12	$0.10	$0.16	$0.20

Class F ordinary shares – basic and diluted	$(0.36)	$0.04	$(0.76)	$0.14

Weighted average ordinary shares outstanding:
Class A ordinary shares – basic and diluted	25,000,000	25,000,000	25,000,000	25,000,000

Class F ordinary shares – basic and diluted	6,250,000	6,250,000	6,250,000	6,250,000

The accompanying notes are an integral part of these condensed financial statements.

AfterNext HealthTech Acquisition Corp.
Condensed Statements of Changes in Shareholders’ Deficit
(unaudited)

	Preferred Shares		Class A Ordinary Shares		Class F Ordinary Shares		Additional Paid-In Capital	Accumulated Deficit	Shareholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	—	$—	—	$—	6,250,000	$625	$—	$(17,548,020)	$(17,547,395)
Net income attributable to ordinary shares	—	—	—	—	—	—	—	3,221,467	3,221,467

Balance at March 31, 2022	—	$—	—	$—	6,250,000	$625	$—	$(14,326,553)	$(14,325,928)

Adjustment to increase Class A ordinary shares subject to possible redemption to maximum redemption value as of June 30, 2022	—	—	—	—	—	—	—	(346,962)	(346,962)
Net income attributable to ordinary shares	—	—	—	—	—	—	—	2,993,622	2,993,622

Balance at June 30, 2022	—	$—	—	$—	6,250,000	$625	$—	$(11,679,893)	$(11,679,268)

	Preferred Shares		Class A Ordinary Shares		Class F Ordinary Shares		Additional Paid-In Capital	Accumulated Deficit	Shareholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2022	—	$—	—	$—	6,250,000	$625	$—	$(10,956,157)	$(10,955,532)
Adjustment to increase Class A ordinary shares subject to possible redemption to maximum redemption value as of March 31, 2023	—	—	—	—	—	—	—	(2,711,909)	(2,711,909)
Net income attributable to ordinary shares	—	—	—	—	—	—	—	1,151,701	1,151,701

Balance at March 31, 2023	—	$—	—	$—	6,250,000	$625	$—	$(12,516,365)	$(12,515,740)

Adjustment to increase Class A ordinary shares subject to possible redemption to maximum redemption value as of June 30, 2023	—	—	—	—	—	—	—	(3,022,875)	(3,022,875)
Net income attributable to ordinary shares	—	—	—	—	—	—	—	3,728,998	3,728,998

Balance at June 30, 2023	—	$—	—	$—	6,250,000	$625	$—	$(11,810,242)	$(11,809,617)

The accompanying notes are an integral part of these condensed financial statements.

AfterNext HealthTech Acquisition Corp.
Condensed Statements of Cash Flows
(unaudited)

	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022
Cash flows from operating activities:
Net income attributable to ordinary shares	$4,880,699	$6,215,089
Changes in operating assets and liabilities:
Prepaid expenses	185,650	169,367
Change in fair value of derivative liabilities	130,000	(6,630,000)
Accrued professional fees and other expenses	(118,545)	20,636
Interest on investments held in Trust Account	(5,734,784)	(346,962)

Net cash used in operating activities	(656,980)	(571,870)

Net change in cash	(656,980)	(571,870)

Cash at beginning of period	678,163	1,738,011

Cash at end of period	$21,183	$1,166,141

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
The Company was formed on April 12, 2021 and as of that date had not commenced operations. On May 3, 2021, the Company was funded with $25,000 for which it issued Founder Shares (as defined below). All activity for the period from April 12, 2021 (“Inception”) through June 30, 2023 relates to the Company’s formation, its initial public offering (“Public Offering”), which closed on August 16, 2021 (the “Close Date”), and the identification and evaluation of potential acquisition targets for a Business Combination. The Company will not generate operating revenues prior to the completion of the Business Combination and will generate non-operating
income in the form of interest income on Permitted Investments (as defined below) from the proceeds derived from the Public Offering.
Going Concern
If the Company does not complete an initial Business Combination within 24 months from the Close Date, the Company will (i) cease all operations except for the purposes of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem all of the Class A ordinary shares issued in the Public Offering at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account with Continental Stock Transfer and Trust Company acting as trustee (the “Trust Account”), including interest, net of taxes (less up to $100,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish the shareholder rights of owners of Class A ordinary shares (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution, including Trust Account assets, will be less than the initial public offering price in the Public Offering. If a Business Combination is not completed within 24 months from the Close Date, the Company does not have sufficient cash flows to satisfy obligations to creditors upon liquidation and therefore, substantial doubt exists about the Company’s ability to continue as a going concern.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position at June 30, 2023 and December 31, 2022 and the results of operations and cash flows for the periods presented.
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
Cash
Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have any cash equivalents as of June 30, 2023 or December 31, 2022.
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
Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “
Fair Value Measurements and Disclosures
,” approximates the carrying amounts represented in the balance sheet due to their short-term nature.

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
The three levels of the fair value hierarchy under ASC 820 are as follows:
Level 1 – Quoted prices (unadjusted) in active markets for identical investments at the measurement date are used.
Level 2 – Pricing inputs are other than quoted prices included within Level 1 that are observable for the investment, either directly or indirectly. Level 2 pricing inputs include quoted prices for similar investments in active markets, quoted prices for identical or similar investments in markets that are not active, inputs other than quoted prices that are observable for the investment, and inputs that are derived principally from or corroborated by observable market data by correlation or other means.
Level 3 – Pricing inputs are unobservable and include situations where there is little, if any, market activity for the investment. The inputs used in determination of fair value require significant judgment and estimation.
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
“Derivatives and Hedging – Contracts in Entity’s Own Equity”, and concluded that the Warrant Securities could not be accounted for as components of equity. As the Warrant Securities meet the definition of a derivative in accordance with ASC 815, the Warrant Securities are recorded as derivative liabilities on the Balance Sheet and measured at fair value at inception (the Close Date) and remeasured at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Statement of Operations in the period of change.
In addition to the publicly traded warrant price, the following inputs for the valuation models used to calculate the fair value of the Warrant Securities were as follows,

	June 30, 2023	December 31, 2022
Implied volatility	7%	6%
Risk-free interest rate	4.04%	3.90%
Instrument exercise price for one Class A ordinary share	$11.50	$11.50
Expected term	5.1 years	5.6 years
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
Net Income (Loss) per Ordinary Share
The Company complies with accounting and disclosure requirements of Financial Accounting Standards Board (“FASB”) ASC Topic 260, “
Earnings Per Share
”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period as calculated using the treasury stock method. As of June 30, 2023 and 2022, the Company had outstanding warrants and Private Placement Warrants to purchase up to 13,000,000 Class A ordinary shares. The weighted average of these shares was excluded from the calculation of diluted net income (loss) per ordinary share since the exercise of these instruments is contingent upon the occurrence of future events. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share.
As of June 30, 2023 and 2022, the Company had two classes of ordinary shares, Class A ordinary shares and Class F ordinary shares. For the three and six months ended June 30, 2023 and 2022, earnings are shared pro rata between the two classes of ordinary shares as follows:

	For the Three Months Ended June 30, 2023		For the Three Months Ended June 30, 2022
	Class A	Class F	Class A	Class F
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income	$2,983,198	$745,800	$2,394,898	$598,724
Accretion of Class A ordinary shares subject to possible redemption	—	(3,022,875)	—	(346,962)

	$2,983,198	$(2,277,075)	$2,394,898	$251,762

Denominator:
Weighted average ordinary shares outstanding:	25,000,000	6,250,000	25,000,000	6,250,000
Basic and diluted net income (loss) per ordinary share	$0.12	$(0.36)	$0.10	$0.04

	For the Six Months Ended June 30, 2023		For the Six Months Ended June 30, 2022
	Class A	Class F	Class A	Class F
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income	$3,904,559	$976,140	$4,972,071	$1,243,018
Accretion of Class A ordinary shares subject to possible redemption	—	(5,734,784)	—	(346,962)

	$3,904,559	$(4,758,644)	$4,972,071	$896,056

Denominator:
Weighted average ordinary shares outstanding:	25,000,000	6,250,000	25,000,000	6,250,000
Basic and diluted net income (loss) per ordinary share	$0.16	$(0.76)	$0.20	$0.14
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

The Company’s Class F ordinary shares were issued subject to a performance condition, namely the occurrence of a Business Combination. This market condition is considered in determining the grant date fair value of these instruments using Monte Carlo simulation. Compensation expense related to the Class F ordinary shares is recognized only when the performance condition is probable of occurrence, or more specifically when a Business Combination is consummated. Therefore, no stock-based compensation expense has been recognized during the three and six months ended June 30, 2023 and 2022.
Income Taxes
Under ASC 740, “
Income Taxes
,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of the enactment date. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
ASU
2020-06
simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. The ASU’s amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. The Company’s adoption of ASU 2020-06
on January 1, 2022 did not have a material impact on the Company’s condensed financial statements.
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
As of June 30, 2023, there were 6,250,000 Founder Shares outstanding.
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
On November 5, 2021 the Company’s Sponsor loaned the Company $2,000,000 under the November 2, 2021 unsecured promissory note discussed below under “
Commitment Letter
”. The note is
non-interest
bearing. The funds are intended for operating costs and expenses associated with the search for a Business Combination.
Administrative Services Agreement
On the Close Date, the Company entered into an agreement to pay $50,000 a month for office space, administrative and support services to an affiliate of the Sponsor, and will terminate the agreement upon the earlier of a Business Combination or the liquidation of the Company. For each of the three and six months ended June 30, 2023 and 2022, the Company incurred expenses of $150,000 and $300,000, respectively, under this agreement.
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

Effective November 2, 2021, the Company entered into a promissory note in which the Sponsor committed to lending up to $
7,000,000
, if needed, to the Company to timely satisfy any of the Company’s financial obligations or debt service requirements through
August 16, 2023
, and further to defer any required repayment of existing loans, or any loans made during the period from the Close Date to August 16, 2023, until the earlier of the consummation of a Business Combination or August 16, 2023.
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
At June 30, 2023 and December 31, 2022, the balance of funds held in the Trust Account was $259,370,188 and $253,635,404. respectively.
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
7. Shareholder’s Deficit
Class A Ordinary Shares
The Company is currently authorized to issue 500,000,000 Class A ordinary shares. Depending on the terms of a potential Business Combination, the Company may be required to increase the number of authorized Class A ordinary shares at the same time as its shareholders vote on the Business Combination to the extent the Company seeks shareholder approval in connection with its Business Combination. Holders of Class A ordinary shares are entitled to one vote for each share with the exception that only holders of Class F ordinary shares have the right to vote on the election of directors prior to the completion of a Business Combination, subject to adjustment as provided in the Company’s amended and restated memorandum and articles of association. At June 30, 2023 and December 31, 2022, there were 25,000,000 Class A ordinary shares issued and outstanding, of which 25,000,000 shares were subject to possible redemption and were classified at their redemption value outside of shareholders’ deficit at the balance sheet.
Founder Shares
The Company is currently authorized to issue 50,000,000 Class F ordinary shares. At June 30, 2023 and December 31, 2022, there were 6,250,000 Class F ordinary shares (Founder Shares) issued and outstanding
Preferred Shares
The Company is authorized to issue 5,000,000 preferred shares. The Company’s board of directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors is able to, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At June 30, 2023 and December 31, 2022, there were no preferred shares issued or outstanding.
Dividend Policy
The Company has not paid and does not intend to pay any cash dividends on its ordinary shares prior to the completion of the Business Combination. Additionally, the Company’s board of directors does not contemplate or anticipate declaring any stock dividends in the foreseeable future.

8. Fair Value Measurements
The following table presents information about the Company’s derivative liabilities that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	As of June 30, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrants	$750,000	$—	$—	$750,000
Private Placement Warrants	—	420,000	—	420,000

Total	$750,000	$420,000	$—	$1,170,000

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrants	$666,667	$—	$—	$666,667
Private Placement Warrants	—	373,333	—	373,333

Total	$666,667	$373,333	$—	$1,040,000

The following table presents the changes in the fair value of the Company’s derivative liabilities that are measured at fair value for the three and six months ended June 30, 2023 and 2022.

	Warrants	Private Placement Warrants	Total
Liabilities:
Fair value at March 31, 2023	$1,416,667	$793,333	$2,210,000
Change in fair value	(666,667)	(373,333)	(1,040,000)

Fair value at June 30, 2023	$750,000	$420,000	$1,170,000

Liabilities:
Fair value at December 31, 2022	$666,667	$373,333	$1,040,000
Change in fair value	83,333	46,667	130,000

Fair value at June 30, 2023	$750,000	$420,000	$1,170,000

	Warrants	Private Placement Warrants	Total
Liabilities:
Fair value at March 31, 2022	$3,500,000	$1,960,000	$5,460,000
Change in fair value	(1,916,667)	(1,073,333)	(2,990,000)

Fair value at June 30, 2022	$1,583,333	$886,667	$2,470,000

Liabilities:
Fair value at December 31, 2021	$5,833,333	$3,266,667	$9,100,000
Change in fair value	(4,250,000)	(2,380,000)	(6,630,000)

Fair value at June 30, 2022	$1,583,333	$886,667	$2,470,000

The Company did not hold any Level 3 financial instruments as of June 30, 2023 and December 31, 2022 or during the three and six months ended June 30, 2023 and 2022.
9. Subsequent Events
Management has performed an evaluation of subsequent events through the date of issuance of the condensed financial statements, noting no subsequent events which require adjustment or disclosure.

1
5

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

At June 30, 2023, we held cash of $21,183 and current liabilities of $11,956,415. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Going Concern

If we do not complete an initial Business Combination within 24 months from the Close Date, we will (i) cease all operations except for the purposes of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem all of the Class A ordinary shares issued in the Public Offering at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account with Continental Stock Transfer and Trust Company acting as trustee (the “Trust Account”), including interest, net of taxes (less up to $100,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish the shareholder rights of owners of Class A ordinary shares (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution, including Trust Account assets, will be less than the initial public offering price in the Public Offering. If a Business Combination is not completed within 24 months from the Close Date, the Company does not have sufficient cash flows to satisfy obligations to creditors upon liquidation and therefore, substantial doubt exists about the Company’s ability to continue as a going concern.

The condensed financial statements presented in this Quarterly Report on Form 10-Q have been prepared on a going concern basis and do not include any adjustments that might arise as a result of uncertainties about our ability to continue as a going concern.

Results of Operations

For the three months ended June 30, 2023 and 2022, we earned net income of $3,728,998 and $2,993,622, respectively.

For the three months ended June 30, 2023 net income consisted primarily of interest income of $3,022,875 and gains from changes in the fair value of derivative liabilities of $1,040,000, offset by professional expenses of $333,877.

For the three months ended June 30, 2022 net income consisted primarily of interest income of $346,962 and gains from changes in the fair value of derivative liabilities of $2,990,000, offset by professional expenses of $343,340.

For the six months ended June 30, 2023 and 2022, we earned net income of $4,880,699 and $6,215,089, respectively.

For the six months ended June 30, 2023 net income consisted primarily of interest income of $5,734,784, offset by losses from changes in the fair value of derivative liabilities of $130,000 and professional expenses of $724,085.

For the six months ended June 30, 2022 net income consisted primarily of interest income of $346,962 and gains from changes in the fair value of derivative liabilities of $6,630,000, offset by professional expenses of $761,873.

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

At June 30, 2023, we had cash of $21,183 and negative working capital of $10,639,617, excluding derivative liabilities.

On April 6, 2022, the funds in the Trust Account were invested in specified U.S. government treasury bills with a maturity of 180 days or less and in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

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

Contractual Obligations

As of June 30, 2023, we did not have any long-term debt, lease obligations or long-term liabilities. On the Close Date, we entered into an administrative support agreement pursuant to which we have agreed to pay an affiliate of the Sponsor a total of $50,000 per month for office space, administrative and support services. Upon the earlier of the completion of the Business Combination or the Company’s liquidation, we will cease paying these monthly fees.

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

Derivative Liabilities

We evaluated our Warrants and Private Placement Warrants (collectively, “Warrant Securities”) in accordance with ASC 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity”, and concluded that the Warrant Securities could not be accounted for as components of equity. As the Warrant Securities meet the definition of a derivative in accordance with ASC 815, the Warrant Securities are recorded as derivative liabilities on the Balance Sheet and measured at fair value at inception (the Close Date) and remeasured at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Statement of Operations in the period of change.

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

Net Income (Loss) Per Ordinary Share

We comply with accounting and disclosure requirements of Financial Accounting Standards Board (“FASB”) ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period, plus to the extent dilutive the incremental number of shares of ordinary shares to settle warrants, as calculated using the treasury stock method. As of June 30, 2023, we had outstanding Warrants and Private Placement Warrants to purchase up to 13,000,000 Class A ordinary shares. The weighted average of these shares was excluded from the calculation of diluted net income (loss) per ordinary share since the exercise of these instruments is contingent upon the occurrence of future events. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share.

We have two classes of ordinary shares, Class A ordinary shares and Class F ordinary shares. Earnings and losses are shared pro rata between the two classes of ordinary shares.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40) (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. The ASU’s amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. The Company’s adoption of ASU 2020-06 on January 1, 2022 did not have a material impact on the Company’s condensed financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Principal Executive Officer and Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

AFTERNEXT HEALTHTECH ACQUISITION CORP.

Date: July 25, 2023	By:	/s/ R. Halsey Wise
R. Halsey Wise
Chief Executive Officer

Date: July 25, 2023	By:	/s/ Martin Davidson
Martin Davidson
Chief Financial Officer (Principal Financial and Accounting Officer)